Form 10QSB
period 2005-12-31
GRYPHON GOLD CORP
filed 2006-02-10
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127635

Gryphon Gold Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organiation)	92-0185596 (I.R.S. Employer Identification No.)

390 UNION BLVD, SUITE 360 LAKEWOOD, CO (Address of principal executive offices)	80228 (Zip Code)

Issuer’s Telephone Number:    (303) 988-5777

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

        As of December 31, 2005 there were 34,622,370 shares of common stock outstanding..

        Transitional Small Business Disclosure Format (check one)

Yes         No

GRYPHON GOLD CORPORATION
December 31, 2005

INDEX

Page No.(s)

PART I -	FINANCIAL INFORMATION	1

Item 1.	Unaudited Interim Financial Statements	1

Unaudited Consolidated Balance Sheet as of December 31, 2005 and March 31, 2005	1

Unaudited Consolidated Statement of Operations for the nine and three months ended December 31, 2005 and 2004	2

Unaudited Consolidated Statements of Stockholders’ Equity	3

Unaudited Consolidated Statement of Cash Flows for the nine and three months ended December 31, 2005 and 2004	4

Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Plan of Operation	11

Item 3.	Controls and Procedures	16

PART II -	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES	21

i

PART I — FINANCIAL INFORMATION

Item 1.   Unaudited Interim Financial Statements.

Gryphon Gold Corporation
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at December 31, 2005 $	As at March 31, 2005 $

ASSETS
Current
Cash	6,215,053	3,065,436
Accounts receivable	56,659	8,735
Subscriptions receivable	—	54,360
Prepaid expenses	53,273	27,615

Total current assets	6,324,985	3,156,146

Reclamation deposit [note 7]	59,800	31,400
Equipment [note 3]	158,618	22,936
Mineral property costs [note 4]	1,875,191	1,775,326

	8,418,594	4,985,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	996,385	453,193
Mineral property acquisition obligation [note 4]	250,000	1,000,000
Current portion of capital lease [note 9]	9,795	—

Total current liabilities	1,256,180	1,453,193

Capital lease [note 9]	21,939	—

Commitments [note 8]

Stockholders’ equity
Common stock	34,622	21,692
Additional paid-in capital	13,936,032	7,152,268
Deficit accumulated during the exploration stage	(6,830,179)	(3,641,345)

Total stockholders’ equity	7,140,475	3,532,615

	8,418,594	4,985,808

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Stated in U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended		Period from April 24, 2003 (inception)
	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $

Exploration [note 5]	926,361	104,288	1,764,827	744,373	3,216,232
Management salaries and
consulting fees	478,582	272,854	919,525	617,772	2,384,256
Legal and audit	58,223	60,294	247,694	104,786	570,234
Travel and accommodation	6,317	29,214	102,474	82,723	312,133
General and administrative	120,549	32,775	251,462	107,691	4,454,504
Depreciation	5,421	462	9,565	2,882	18,709
Foreign exchange (gain) loss	(3,886)	(1,075)	6,337	3,660	(1,373)
Interest income	(33,921)	(8,307)	(113,050)	(8,902)	(124,516)

Net loss for the period	(1,557,646)	(490,505)	(3,188,834)	(1,654,985)	(6,830,179)

Basic and diluted loss per share	$ (0.05)	$ (0.03)	$ (0.12)	$ (0.11)

Basic and diluted weighted
average number of common
shares outstanding	28,472,370	15,154,385	27,453,037	14,643,922

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(Stated in U.S. dollars)
(Unaudited)

	Common stock		Additional paid in-	Deficit accumulated during the exploration
	Shares #	Amount $	capital $	stage $	Total $

Balance, April 24, 2003	—	—	—	—	—
Shares issued:
For private placements	14,376,000	14,376	2,404,824	—	2,419,200
Compensation component of shares
issued	—	—	76,000	—	76,000
Net loss for the period	—	—	—	(1,115,925)	(1,115,925)

Balance, March 31, 2004	14,376,000	14,376	2,480,824	(1,115,925)	1,379,275
Shares issued:
For private placements	7,315,962	7,316	4,598,059	—	4,605,375
Share issue costs	—	—	(156,015)	—	(156,015)
Compensation component of shares
issued	—	—	150,000	—	150,000
Fair value of agent’s warrants
issued [note 6[b]]	—	—	45,100	—	45,100
Fair value of options granted to
a consultant [note 6[c]]	—	—	34,300	—	34,300
Net loss for the year	—	—	—	(2,525,420)	(2,525,420)

Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,345)	3,532,615
Shares issued:
For private placements	6,030,408	6,030	3,913,735	—	3,919,765
Share issue costs	—	—	(95,388)	—	(95,388)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Fair value of agent’s warrants
issued on a private placement
[note 6[b]]	—	—	35,100	—	35,100
Fair value of underwriters’
compensation warrants on IPO
[note 6[b]]	—	—	135,100	—	135,100
Fair value of options granted to
a consultant [note 6[c]]	—	—	7,560	—	7,560
Net loss for the period	—	—	—	(3,188,834)	(3,188,834)

Balance, December 31, 2005	34,622,370	34,622	13,936,032	(6,830,179)	7,140,475

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended		Period from April 24, 2003 (inception)
	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $

OPERATING ACTIVITIES
Net loss for the period	(1,557,646)	(490,505)	(3,188,834)	(1,654,985)	(6,830,179)
Items not involving cash:
Depreciation	5,421	462	9,565	2,882	18,709
Shares issued for consulting fee	—	—	—	—	78,375
Compensation component of
shares issued	—	150,000	—	150,000	226,000
Fair value of options granted
to a consultant	7,560	—	7,560	—	41,460
Changes in non-cash working
capital items:
Amounts receivable	(36,129)	(9,257)	(47,924)	(9,583)	(56,659)
Accounts payable and accrued
liabilities	86,988	(111,798)	543,192	56,655	996,385
Prepaid expenses	707,300	(8,163)	(25,658)	(15,720)	(53,273)

Cash used in operating activities	(786,506)	(469,261)	(2,702,099)	(1,470,751)	(5,579,182)

INVESTING ACTIVITIES
Reclamation deposit	(28,400)	—	(28,400)	(31,400)	(59,800)
Purchase of equipment	(73,060)	(3,216)	(113,513)	(12,958)	(145,593)
Mineral property expenditures	(250,000)	26,866	(849,865)	(233,550)	(1,625,191)

Cash (used in) provided by investing activities	(351,460)	23,650	(991,778)	(277,908)	(1,830,584)

FINANCING ACTIVITIES
Cash received for shares	5,036,497	740,550	8,956,262	1,220,500	15,513,337
Share issue costs	(2,106,840)	—	(2,167,128)	—	(2,142,394)
Subscription receivables
collected	—	63,875	54,360	223,000	389,125

Cash provided by financing activities	2,929,657	804,425	6,843,494	1,443,500	13,760,068

Increase in cash during the
period	1,791,691	358,814	3,149,617	(305,159)	6,215,053
Cash, beginning of period	4,423,362	311,578	3,065,436	975,551	—

	6,215,053	670,392	6,215,053	670,392	6,215,053

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

1.    NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation and its subsidiary, Borealis Mining Company (collectively, “the Company”), were incorporated in the State of Nevada in 2003. The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

The recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

2.    BASIS OF PRESENTATION

These interim unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company’s audited consolidated financial statements as at and for the year ended March 31, 2005 (the “Annual Financial Statements”). Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

The preparation of these interim unaudited consolidated financial statements and the accompanying notes requires management to make estimates and assumptions that affect the amounts reported. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could vary from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

3.    EQUIPMENT

	Cost $	Accumulated depreciation $	Net book value $

December 31, 2005	178,097	19,479	158,618

March 31, 2005	32,080	9,144	22,936

4.    MINERAL PROPERTY

On January 28, 2005, the Company purchased the rights to a full 100% interest in the Borealis property in Nevada, USA from Golden Phoenix Minerals, Inc. (“GPXM”) for $1,400,000. A cash payment of $400,000 was made on closing with four quarterly payments of $250,000 to be made over the following 12 months. The Company pledged 15% of the shares of its subsidiary, Borealis Mining Company, as security to GPXM against non-payment of the outstanding obligation. At December 31, 2005, $250,000 remained payable to GPXM and 3.75% of Borealis Mining Company shares were pledged. Subsequent event: On January 24, 2006, the Company paid $250,000 to GPXM as the final instalment of the mineral property acquisition obligation, eliminating the outstanding balance. All previously pledged shares of Borealis Mining Company have been returned to the Company.

2005 $

Acquisition costs, March 31, 2005	1,775,326
Current expenditures	99,865

Acquisition costs, December 31, 2005	1,875,191

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

5.    EXPLORATION

	Three months ended		Nine months ended		Period from April 24, 2003 (inception)
	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $

NEVADA, USA
Borealis property
Exploration:
Property maintenance	242,593	50,327	438,600	318,286	1,071,052
Project management	--	29,462	8,393	131,791	356,562
Drilling	426,554	2,783	808,782	128,329	943,276
Feasibility and engineering	147,168	10,000	215,381	125,872	358,155
Geological	41,612	1,990	223,797	9,422	382,702
Metallurgy	68,434	9,726	69,874	30,673	104,485

Total exploration	926,361	104,288	1,764,827	744,373	3,216,232

6.    CAPITAL STOCK

[a]	Authorized share capital consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On December 22, 2005 the Company completed an initial public offering of 6,900,000 units at a price of Cdn$0.85 per unit. Each unit consisted of one share of common stock and one Class A warrant to purchase one share of common stock exercisable until December 22, 2006 at Cdn$1.15. Total share issue costs associated with this offering were $2,241,940 which includes the fair value of warrants issued to the underwriters as compensation, as described in note 6[b] below.

[b]	Warrants

The following table contains information with respect to all warrants:

	Number of warrants	Fair value of warrants on issuance

Warrants outstanding, March 31, 2005	3,548,989	$ 45,100
Issued for:
Private placements	3,015,204	--
Agent's compensation on private placement	130,000	35,100

Initial public offering (IPO) - Class A	6,900,000	--
Underwriters' compensation on IPO	690,000	135,100
Warrants outstanding, December 31, 2005	14,284,193	$215,300

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.    CAPITAL STOCK (cont’d.)

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2005:

Warrants Outstanding and Exercisable

Shares #	Average Remaining Life Years #	Weighted average price

6,423,185	1.0	$0.90
271,008	1.7	$0.65
6,900,000	1.0	Cdn$1.15
690,000	1.0	Cdn$0.85

14,284,193	1.0	$0.93	*

* Based on December 31, 2005 exchange rate of Cdn$1.1630 equals US$1.

The fair value of agent’s and underwriters’ warrants issued in the nine months ended December 31, 2005 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions respectively: a risk-free interest rate of 3.02% to 3.89% as of the date of transaction; expected life of 3 and 1 years depending on their terms; an expected volatility of 72% and 65% (based on the average volatility of companies in the industry at date of issuance); and no expectation for the payment of dividends.

[c]	Stock options:

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123 for its employee and director stock-based compensation.

On March 29, 2005, the Board of Directors adopted the 2004 Stock Incentive Plan (the “Plan”) and on May 13, 2005 the Plan was approved by the shareholders. Under the Plan a total of 3,000,000 stock options may be granted over a 10 year period, with vesting provisions determined by the Board. On the date of adoption 2,000,000 options were granted to directors, officers and a consultant, which vested immediately and are exercisable for 5 years at a price of $0.75 per share. The consultant received 100,000 options which resulted in compensation expense of $34,300 being recorded as consulting fees during the year ended March 31, 2005.

In August 2005, two newly appointed directors were granted 300,000 options which vest over the following 18 months and are exercisable for 5 years at a price of $0.75 per share. In September 2005, a newly appointed officer was granted 100,000 options which vest over the following 24 months and are exercisable for 5 years at a price equal to the initial public offering price of units or Cdn$0.85 per share.

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.    CAPITAL STOCK (cont’d.)

In November 2005, two employees were granted 95,000 options and a consultant was granted 20,000 options. These options vest over 18 to 24 months and are exercisable for 5 years at a price equal to the initial public offering price of units or Cdn$0.85 per share. The option grant to the consultant resulted in a compensation expense of $7,560 being recorded in the quarter ended December 31, 2005.

The following table summarizes information about stock options outstanding and exercisable as at December 31, 2005:

Options Outstanding and Exercisable Stock Options

Shares #		Average Remaining Life Years $	Weighted average price

Outstanding	Exercisable

2,300,000	2,072,000	4.3	US$0.75

215,000	45,000	4.8	Cdn$0.85

The impact on the Company's net loss and net loss per share had the Company recognized stock-based compensation using the fair value method for options issued to employees and directors would have been as follows:

	Three months ended		Nine months ended		Period from April 24, 2003 (inception)
	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $	December 31, 2004 $	December 31, 2005 $

Net loss for the period	(1,557,646)	(490,505)	(3,188,834)	(1,654,985)	(6,830,179)
Additional compensation
expense	(7,560)	--	(50,560)	--	(702,260)

Pro forma net loss for the	(1,565,206)	(490,505)	(3,239,394)	(1,654,985)	(7,532,439)
period

Pro forma basic and diluted
loss per share	$ (0.05)	$ (0.03)	$ (0.12)	$ (0.11)

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2006	2005

Dividend yield	0%	0%
Expected volatility	70%, 68%, 65%	73%
Risk free interest rate	3.38%, 3.45%, 3.83%	3.24%
Expected lives	4 years	4 years

Options pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

Gryphon Gold Corporation
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

7.    RECLAMATION DEPOSIT

The Company has purchased a performance bond in the amount of $59,800 from an insurance company in support of its potential future obligations under a Plan of Operation for exploration filed with the U.S. Forest Service. At December 31, 2005, the Company recorded a reclamation liability of $10,000 related to its drilling activities completed to date. The Company continues to hold the bond in support of current and future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

8.    COMMITMENTS

[a]	A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $8,916, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining activity continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

[b]	The Company rents office space in Lakewood, CO and Vancouver, BC for 5 and 3 year terms, respectively. The following are related commitments in the next 5 years:

$

2006	17,471
2007	70,170
2008	70,862
2009	48,734
2010	38,016

9.    CAPITAL LEASE

The Company entered into a two year lease, expiring in December 2007, to acquire a truck. The transaction is accounted for as a capital lease, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated.

10.     SUBSEQUENT EVENT

In January 2006, the Company granted a total of 190,000 stock options, 90,000 to an employee and 100,000 to a consulting firm. These options vest over 24 and 14 months and are exercisable for 5 years at the closing market price of the common stock on the date of grant, of $1.15 and $1.25 respectively.

11.     RECLASSIFICATION

Certain comparative amounts have been reclassified to conform with current period disclosure.

Item 2.    Plan of Operation.

Overview

Gryphon Gold Corporation was incorporated in Nevada on April 24, 2003 and has corporate offices in Vancouver, British Columbia, and Lakewood, Colorado. Our objective is to establish a producing gold company through the development and extraction of gold deposits, beginning with the Borealis Property. Currently our sole asset is a 100% interest in the Borealis Property, located in Mineral County, Nevada. We have not determined if the mineralized material from the Borealis Property can be economically exploited.

              In July 2003 we initially acquired from Golden Phoenix Minerals, Inc. an option to earn a 70% joint venture interest in the Borealis Property by incurring qualified development expenditures. On January 28, 2005 we acquired the remaining interest held by Golden Phoenix in the Borealis Property for $1,400,000. Our subsidiary, Borealis Mining, paid to Golden Phoenix $400,000 upon closing of the purchase on January 28, 2005, with four additional quarterly payments of $250,000 due to Golden Phoenix. On January 24, 2006, Borealis Mining completed all its financial requirements with respect to Golden Phoenix with a final payment of $250,000.

              A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $8,916, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of the royalty under the terms of the mining lease. The terms of the mining lease and royalty are described under “Borealis Property”. We have also entered into office lease arrangements for offices in Vancouver, British Columbia, Lakewood, Colorado and Hawthorne, Nevada.

              In May 2005 we initiated a new drilling program, expected to continue to the early part of 2006. Approximately 140 holes (30,000 feet of RC drilling) are planned in the area of existing mineralization in order to allow us to complete a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

              We are preparing a feasibility study on the previously mined area of the Borealis Property to further delineate the gold mineralization available for the operation of a mine, to upgrade some or all of the mineralized material to proven and probable reserves, design the open pit mine, heap leach pads and gold recovery plant and to estimate the capital and operating costs of the proposed mining scenario. Metallurgical test work completed to date indicates the material is amenable to conventional heap-leach recovery methods. Once we have completed a feasibility study and, if warranted have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming adequate additional capital is available.

        In December, 2005, the Company completed its initial public offering of 6.9 million units for gross proceeds of Cdn $5.9 million. The units were sold at a price of Cdn$0.85 each and consist of one common share and one warrant. Each warrant is exercisable for a period of 12 months at a price of Cdn $1.15. The common shares are listed on the Toronto Stock Exchange under the symbol “GGN”. The proceeds of the offering will be used principally for the completion of the Company’s feasibility study for its Borealis Property and its exploration program on the Borealis Property, as well as for working capital.

        In 2005 our exploration work focused on definition drilling contiguous to the areas of known gold deposits (the Central Borealis); the results of which will be compiled and is expected to be reported during this first quarter. During 2006 the Company plans to continue definition drilling (budgeted at C$1.2 million) and to launch a broader scale district exploration program (budgeted at C$1.7 million) targeting areas with known gold mineralization on the balance of the 23 square mile property.

              Our plan for the 2006 fiscal year (ending March 31, 2006) and beyond is to work towards completing a feasibility study and mine plan for our Borealis Property and, if warranted and we are able to raise sufficient additional capital, building an open pit heap-leach mine. The following activities are planned for fiscal 2006:

•	Continuation of the permitting process, with the aim of obtaining substantial permits for mine development expected in early 2006.

•	Completion of a drilling program and a feasibility study designed to classify current resources into ore reserves and to develop an economic mine plan.

•	Initiate an exploration program to assess several identified zones on the Borealis property which have gold mineralization potential similar to the previously mined area.

Management’s Discussion and Analysis

        This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

              We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined in Exhibit 99.1 titled “Risk Factors and Uncertainties.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

              We qualify all the forward-looking statements contained in this quarterly report by the foregoing cautionary statements.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States. We do not reconcile our consolidated financial statements to Canadian generally accepted accounting principles. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

Use of estimates

        The preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses for the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results will likely differ from these estimates.

Exploration of mineral property interests

        We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including claims establishment and maintenance) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value. We will also write down capitalized amounts if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.

Stock-based compensation

        As permitted by the Statement of Financial Accounting Standards we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for our employee stock-based compensation. Based on these standards, no compensation expense is recognized at the time of any option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant.

Asset retirement obligations

        We record the present value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is depreciated over the estimated useful life of the related assets. The liability is subsequently accreted through charges to expense over its expected life. Currently, we have no asset retirement obligations.

Tax valuation allowance

        We have recorded a valuation allowance that fully reserves for our deferred tax assets because at this time we cannot establish that we will be able to utilize the tax loss carryforwards in the future. If in the future we determine that we will be able to use all or a portion of our deferred tax assets in the future, based on our projections of future taxable income, we will reduce the valuation allowance, thereby increasing income in that period.

Foreign currency translation

        The United States dollar is our functional currency. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using average exchange rates; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise those amounts. Translation gains and losses are included in our determination of net income.

Recent Accounting Pronouncements

        The United States Securities and Exchange Commission recently announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). Registrants must adopt SFAS 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first interim or annual period beginning after December 15, 2005. We plan to adopt SFAS 123(R) effective January 1, 2006.

        The Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. To date the Company has not incurred any stripping costs. We plan to adopt the consensus effective April 1, 2006.

Results of Operations

        We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.

Three months ended December 31, 2005 compared to three months ended December 31, 2004

        For the three month period ended December 31, 2005 we had a net loss of $1,557,646 or $0.05 per share compared to a net loss of $490,505 or $0.03 per share in the same period in the prior year. Our operating expenses, excluding costs directly related to completion of our initial public offering (IPO), totaled $1,591,567 during the quarter ended December 31, 2005 compared to $498,812 in the same period in the prior year. Our largest costs are exploration expenses incurred on our Borealis property and in the quarter ended December 31, 2005 they reached $926,361 or 58% of our total expenses, compared to $104,288 or 21% of total expenses in the quarter ended December 31, 2004. The increase in spending was related to the ongoing definition drilling program and feasibility study, initiated in May 2005, and also the costs of continuing our permitting activities. During the quarter a total of 39 reverse circulation drill holes were completed, no drilling was carried out during the prior year quarter. Exploration expenses are anticipated to continue as we work to complete the feasibility study during the second calendar quarter of 2006. Management salaries and consulting fees in the quarter ended December 31, 2005 were $478,582 compared to $272,854 incurred in the quarter ended December 31, 2004 as staffing levels have increased. Salaries and consulting fees are expected to continue to increase in future periods as we expect to hire additional personnel if we commence mine development on the Borealis property. Legal and audit fees expensed during the quarter were $58,223, which excludes costs directly attributable to the IPO, compared to $60,294 during the quarter ended December 31, 2004. Travel and accommodation during the quarter ended December 31, 2005 was only $6,317, as most travel during the current quarter was directly related to the IPO and compared to $29,214 expended on travel in the prior year quarter. General and administrative expenses of $120,549 compared to $32,775 in the prior year quarter. Travel and general and administrative expenses will continue to increase in future periods with the expected continuing increase in activity to support the development of our Borealis property and with the additional obligations as a public company in the United States and in Canada. We had interest income of $33,921 in the quarter ended December 31, 2005, compared to $8,307 in the prior year as cash balances increased significantly.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

        For the nine month period ended December 31, 2005 we had a net loss of $3,188,834 or $0.12 per share compared to a loss of $1,654,985 or $0.11 per share in the nine months ended December 31, 2004 on fewer shares outstanding. The current year period loss does not reflect the costs directly related to the completion of the IPO, as those costs are treated as share issue costs and are offset directly against the proceeds of the offering. Exploration expenses during the nine month period ending December 31, 2005 were $1,764,827 or 53% of our total expenses during the period compared to $744,373 or 45% of total expenses in the nine month period ended December 31, 2004. The increase in spending was related to the definition drilling program and feasibility study initiated in May 2005. The definition drilling program is ongoing and the feasibility study is anticipated to be completed in the second calendar quarter of 2006. During the nine months ended December 31, 2005 a total of 94 reverse circulation holes were drilled on the Borealis property, compared to 32 holes during same period in 2004. Management salaries and consulting fees in the nine month period ended December 31, 2005 were $919,525 compared to $617,772 expended in the nine months ended December 31, 2004 as staffing increased in the 2005 period. Legal and audit fees expensed during the current nine month period were $247,694 compared to $104,786 during the nine month period ended December 31, 2004, the increase in costs reflecting activity related to exploring financing alternatives and changing our reporting to US generally accepted accounting principles (GAAP) from Canadian GAAP. Our travel and accommodation expenses were $102,474 during the first nine months of 2005 and compared to $82,723 spent in the nine month period ending December 31, 2004, the increase was result of higher staffing and travel related to financing activity prior to the IPO and work on the Borealis property. General and administrative expenses during the nine month period ended December 31, 2005 were $251,462 compared to $107,691 in the prior year nine month period, the increase due to higher spending on investor relations, rent, office support, insurance and telephone. Interest income earned in the nine month period ending December 31, 2005 was $113,050 compared to $8,902 in the same period in 2004 due to higher cash balances and the use of interest bearing bank accounts in 2005.

Liquidity and Capital Resources

        Our principal source of liquidity is cash which is raised by way of sale of commons shares from treasury. On December 22, 2005 we completed an underwritten initial public offering (IPO) in Canada by selling 6,900,000 units, consisting of one share of common stock and one Class A warrant, at Cdn$0.85 per unit. The shares were listed on the TSX for trading. The net proceeds of this offering were $2,794,557 after deducting costs of $2,241,940. These costs, which include underwriters’ discounts and commissions, were higher than anticipated due to the complexity of the dual securities registration process (USA and Canada) and, as a percentage of funds raised, were high due to the fixed nature of many of the costs.

        During the nine month period ended December 31, 2005 total cash of $6,843,494 was raised from the sale of stock in private placements and the IPO, net of costs, compared to $1,443,500 raised during the same period in the prior year. During the nine month period in 2005 total of $849,865 was invested in the mineral property, principally in payments to Golden Phoenix, and $113,513 was invested in equipment, including an electronic spectrometer, computers and furniture. During the nine month period ending December 31, 2004, $233,550 was invested in the mineral property and $12,958 was invested in equipment.

        At December 31, 2005 we had working capital of $5,068,805, and we had current assets consisting of $6,215,053 in cash, $56,659 in accounts receivable and $53,273 in prepaid expenses. We had $1,256,180 in current liabilities at December 31, 2005, consisting of $996,385 in accounts payable and accrued liabilities, $250,000 in property purchase obligations to Golden Phoenix (repaid on January 24, 2006) and $9,795 in current portion of a capital lease. We believe we have sufficient working capital to fund completion of our drilling program, permitting and feasibility study, costs related to lease and claim maintenance fees, our payment obligations to Golden Phoenix and general and administrative expenses for approximately 18 months. In order to bring the Borealis property into production we will need to obtain additional capital, either by sale of common stock or by issuing debt.

Summary of any product research and development that the company will perform for the term of the plan.

The Company does not anticipate performing any product research and development under its plan of operation.

Expected purchase or sale of plant and significant equipment.

The Company is reviewing alternatives for purchase of mine equipment if the development of a mine on the Borealis property is warranted by a feasibility study and additional financing is obtained.

Significant changes in number of employees.

The Company expects the number of employees to gradually increase from current level (8).

Off-Balance Sheet Arrangements

               The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.    Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

        There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

        Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

              On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, do not intend to participate in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our planned business operations as we currently have permits to access water from two sites for our Borealis Property, one of which is not subject to this action and either of which, individually, would provide a sufficient water supply for our planned operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Since our inception we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

        On or about May 15, 2003, we issued 3,000,000 shares of common stock to our founding shareholders at $0.10 per share. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about June 15, 2003, we issued 1,885,000 shares of common stock at $0.15 per share to our directors. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about August 15, 2003, we issued 1,902,500 shares of common stock at $0.20 per share and 537,500 shares of common stock at $0.225 per share payable by installment promissory notes. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about September 16, 2003, we issued 270,000 shares of common stock at $0.15 per share to a director, 1,400,000 shares of out common stock at $0.20 per share, and an additional 100,000 shares of our common stock at $0.225 per share payable by installment promissory notes. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about December 17, 2003, we issued 95,000 shares of common stock at $0.15 per share to a director, 3,663,500 shares of common stock at $.20 per share and 122,500 shares of common stock at $0.225 per share payable by installment promissory notes. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about March 8, 2004, we issued 1,250,000 shares of common stock at $0.15 per share to our directors and 150,000 shares of common stock at $0.20 per share. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On September 7, 2004, we reserved for issuance and later sold 500,000 shares of common stock to our chief financial officer at $0.35 per share under the terms of his employment agreement. The shares were issued in a private transaction not involving a public offering pursuant to exemptions available under Section 4(2) of the Securities Act.

        On September 28, 2004, we sold 778,500 shares of common stock at $0.65 per share and subsequently issued 389,250 share purchase warrants to each purchaser exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units solely to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On January 26, 2005, we sold 1,410,077 units at $0.65 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units solely to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On March 28, 2005, we sold 4,627,385 units at $0.65 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On or about March 29, 2005, we granted options exercisable to acquire 2,000,000 shares of common stock at $0.75 per share to officers, directors, employees and a consultant in compensatory transactions not involving a public offering pursuant to exemptions available under Rule 701 of the Securities Act.

        On April 1, 2005, we sold 1,300,000 units at $0.65 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units solely to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On April 25, 2005, we sold 4,221,154 units at $0.65 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units solely to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On June 22, 2005, we sold 509,254 units at $0.65 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the date of issuance or twelve months after our shares of common stock are listed for trading on a recognized exchange. We offered and sold units outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act. We offered and sold units solely to accredited investors in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

        On August 3, 2005, we granted options exercisable to acquire 300,000 shares of common stock at $0.75 per share to two new independent directors in compensatory transactions not involving a public offering pursuant to exemptions available under Rule 701 of the Securities Act.

        On September 16, 2005, we granted options exercisable to acquire 120,000 shares of common stock at Cdn$0.85 per share to one officer and one consultant in compensatory transactions not involving a public offering pursuant to exemptions available under Rule 701 of the Securities Act.

        On November 9, 2005, we granted options exercisable to acquire total 95,000 shares of common stock at Cdn$0.85 per share to two employees in compensatory transactions not involving a public offering pursuant to exemptions available under Rule 701 of the Securities Act.

        On January 5, 2006, we granted options exercisable to acquire 90,000 shares of common stock at Cdn$1.15 per share to an officer in compensatory transactions not involving a public offering pursuant to exemptions available under Section 4(2) of the Securities Act.

        On January 10, 2006, we granted options exercisable to acquire 100,000 shares of common stock at Cdn$1.25 per share to a consulting firm in compensatory transaction not involving a public offering. Such option grant was made outside the United States to non-U.S. persons in off-shore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003

3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005

3.3(1)	Bylaws of Gryphon Gold Corporation

3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003

3.5(1)	Bylaws of Borealis Mining Company

4.1(4)	Specimen Common Stock certificate

4.2(3)	Form of Warrant Indenture

4.3(4)	Form of Underwriters' Compensation Options

10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended

10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company

10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)

10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation

10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003

10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005

10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005

10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office

10.10(1	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC

10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon

10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

Exhibit Number	Description

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker

10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar

10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta

10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan

10.17(4)	Form of Escrow Agreement

10.18(2)	Form of Lock Up Agreement-- Shareholders

10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors

10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)

14.1(2)	Code of Business Conduct and Ethics

16.1(2)	Letter on Change of Certifying Accountant

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors and Uncertainties

_________________

(1)	Previously filed on Form SB-2 on August 17, 2005.
(2)	Previously filed on Form SB-2 on October 6, 2005.
(3)	Previously filed on Form SB-2 on October 27, 2005.
(4)	Previously filed on Form SB-2 on November 9, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:  /s/ Allen S. Gordon
       Allen S. Gordon
       President and Director
       (On behalf of the registrant and as
        principal executive officer)

Date: February 10, 2006