Form 10KSB
period 2006-03-31
GRYPHON GOLD CORP
filed 2006-06-20
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-127635

Gryphon Gold Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	92-0185596 (I.R.S. Employer Identification No.)

390 UNION BLVD, SUITE 360 LAKEWOOD, CO (Address of principal executive offices)	80228 (Zip Code)

(303) 988-5777
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.001 par value per share

        Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no such disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes     No

        State the issuer's revenues for its most recent fiscal year: nil

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $57,301,939 as of June 6, 2006, based on the average of the bid and ask sales prices of the Registrant’s common stock as quoted in the Toronto Stock Exchange.

        State the number of shares outstanding of each of issuers classes of common equity, as of the latest practicable date: 40,493,370 shares of common stock, as of June 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

        Yes No

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	2

PART I	3

ITEM 1. - DESCRIPTION AND DEVELOPMENT OF BUSINESS	3

ITEM 2- DESCRIPTION OF PROPERTY	7

ITEM 3- LEGAL PROCEEDINGS	29

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	30

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS	31

ITEM 7- FINANCIAL STATEMENTS	36

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	58

ITEM 8A- CONTROLS AND PROCEDURES	59

ITEM 8B- OTHER INFORMATION	59

ITEM 9- DIRECTORS AND EXECUTIVE OFFICERS	59

ITEM 10- EXECUTIVE COMPENSATION	64

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	67

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	72

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K	73

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES	76

SIGNATURES	77

i

FORWARD-LOOKING STATEMENTS

        We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. This report contains “forward-looking information” which may include, but is not limited to, statements with respect to the following:

•	the timing and possible outcome of pending regulatory and permitting matters;

•	the timing and outcome of our feasibility study;

•	the parameters and design of our planned initial mining facilities on the Borealis Property;

•	future financial or operating performances of Gryphon Gold, its subsidiaries and its projects;

•	the estimation of mineral resources and the realization of mineral reserves, if any, based on mineral resource estimates;

•	the timing of exploration, development and production activities and estimated future production, if any;

•	estimates related to costs of production, capital, operating and exploration expenditures;

•	requirements for additional capital and our ability to raise additional capital;

•	government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

•	title disputes or claims;

•	limitations of insurance coverage; and

•	the future price of gold, silver or other metals.

        Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Description and Development of Business” beginning at page 3 of this report and “Management’s Discussion and Analysis” beginning at page 31 of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

        Our management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

PART I

ITEM 1. —DESCRIPTION AND DEVELOPMENT OF BUSINESS

NAME AND INCORPORATION

        Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

        Our principal business offices are located at 390 Union Blvd., Suite 360, Lakewood, Colorado 80228, and our telephone number is 303-988-5777. We also have an administrative and financing office in Canada at Suite 810, 1130 West Pender Street, Vancouver, British Columbia, Canada V6E 4A4, and our telephone number there is 604-261-2229.

        We own 100% of the issued and outstanding shares of our operating subsidiary, Borealis Mining Company. We have no other subsidiary. Borealis Mining Company was formed under the laws of the State of Nevada on June 5, 2003.

HISTORY AND BACKGROUND OF COMPANY

        We were established as a private company in April 2003 by our two co-founders, Albert Matter and Allen Gordon, to acquire and develop gold properties in the United States. Our objective is to establish a producing gold company through the development and extraction of gold deposits.

        In July 2003, through our wholly-owned subsidiary Borealis Mining, we acquired from Golden Phoenix an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property (July 2003 Option and Joint Venture Agreement) by making qualified development expenditures on that property.

        In October 2003, we engaged Behre Dolbear & Company, Inc., mining consultants, to prepare a preliminary scoping study for the redevelopment of the Borealis Property. Behre Dolbear prepared a report entitled Preliminary Scoping Study dated June 7, 2004, which we refer to as the “Behre Dolbear Report.”

        During 2004, we completed drilling, technical and engineering work necessary to prepare a Plan of Operation in respect of the development of an open pit, heap leach mine on the Borealis Property. We submitted the Plan of Operation to the U.S. Forest Service on August 27, 2004, and we continue to work on satisfying all the requirements of the various approval agencies and completing all necessary reviews, including the approval of the Nevada Division of Environmental Protection. We anticipate that the principal mine operating permits will be granted in 2006. A further discussion of operating permits and other governmental regulation concerns is described under the caption “Permitting,” below.

        Following the course established by the recommendations in the Behre Dolbear Report, and based on additional geologic field work that was completed in 2004, we retained Ore Reserves Engineering, consulting resource modeling engineers, to complete an updated resource estimate model in accordance with National Instrument 43-101 of the Canadian Securities Administrators. In May 2005, Ore Reserves Engineering delivered the report titled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada which we refer to as the “Technical Report” throughout this report.

        On January 10, 2005, Borealis Mining entered into a purchase agreement with Golden Phoenix which gave Borealis Mining the right to purchase the interest of Golden Phoenix in the Borealis Property for $1,400,000. Golden Phoenix transferred its interest in the Borealis Property to Borealis Mining on January 28, 2005. Borealis Mining paid $400,000 of the purchase price to Golden Phoenix upon closing of the purchase, and four additional quarterly payments of $250,000 were made to Golden Phoenix. With the final payment of $250,000 on January 24, 2006, Borealis Mining completed all the required payments under the purchase agreement and now has 100% control of the Borealis Property. A portion of the Borealis Property is subject to mining leases, as described under the caption “Borealis Property,” below.

        As sole shareholder of Borealis Mining, we control all of the lease rights to a portion of the Borealis Property, subject to advance royalty, production royalty, and other payment obligations imposed by the lease. Our acquisition of the interest of Golden Phoenix in the Borealis Property terminated the July 2003 Option and Joint Venture Agreement.

        In addition to our leasehold interest to a portion of the Borealis Property, we also own through Borealis Mining numerous unpatented mining claims that make up the balance of the Borealis Property, and all of the documentation and samples from years of exploration and development programs carried out by the previous operators of the Borealis Property, totaling thousands of pages of data including, but not limited to, geophysical surveys, mineralogical studies and metallurgical testing reports.

        On July 11, 2005, we accepted a joint proposal for a feasibility study from the firms of Samuel Engineering, Inc. and Knight Piesold and Company. Samuel Engineering provides services including metallurgical process development and design, and Knight Piesold provides mining, metallurgical and environmental engineering services. Both companies have worked together recently on completing similar studies.

        Technical work continues towards permitting and preparing the feasibility study on the redevelopment of the Borealis Mine. As a part of the feasibility work, the Company continued with engineering and field work, including extensive drill testing, to further define available gold mineralization. Near-surface oxide definition drilling to date consisted of 109 holes and is continuing. In addition 26 deeper holes were drilled as an exploration program to further define deeper sulfide gold mineralization within the limits of the area on our property which were previously disturbed by mining activity.

        During the period from our inception on April 24, 2003 through March 31, 2004, we funded our capital needs by raising $2,419,200 in private placements, issuing 14,376,000 shares of common stock at prices ranging from $0.10 per share to $0.225 per share.

        During our fiscal year ended March 31, 2005, we raised $175,000 by issuing 500,000 shares of common stock to an executive officer at $0.35 per share under the terms of his employment agreement. We raised an additional $4,430,375 by issuing 6,815,962 units in a series of private placements. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the issue date and nine months following the date on which common stock is listed on a public stock exchange (subsequently revised to expire on December 22, 2006).

        During our fiscal quarter ended June 30, 2005, we raised $3,919,765 by issuing 6,030,408 units in a series of private placements. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the issue date and nine months following the date on which common stock is listed on a public stock exchange (subsequently revised to expire on December 22, 2006).

        Effective August 11, 2005, we increased our authorized capital to consist of 150,000,000 shares of common stock, par $0.001, and 15,000,000 shares of preferred stock, par $0.001.

        On December 22, 2005, we completed our initial public offering of 6.9 million units for gross proceeds of $5,036,497 with net proceeds of $2,794,557 after deducting costs of $2,241,940. The units were sold at a price of $0.73 (Cdn$0.85) each and consisted of one common share and one Class A warrant. Each Class A warrant is exercisable for a period of 12 months at a price of Cdn$1.15. The common shares are listed on the Toronto Stock Exchange under the symbol “GGN.” The offering was underwritten by a syndicate of Canadian underwriters which included Desjardins Securities, CIBC World Markets, Border Investment Partners and Orion Securities. The units were offered for sale pursuant to a prospectus filed in four Canadian provinces (British Columbia, Alberta, Manitoba and Ontario). The units were also registered in a registration statement filed with the United States Securities and Exchange Commission. The proceeds of the offering will be used principally for the completion of the Company’s feasibility study for its Borealis Property and its exploration program on the Borealis Property, as well as for working capital.

        On March 24, 2006, we closed the private placement of 5,475,000 units for sale at Cdn$1.25 to a limited number of accredited investors in Canada and the United States. Each unit consisted of one common share and one half of one Series B purchase warrant. The Series B warrants are exercisable until March 23, 2007 at a price of Cdn$1.65. The private offering raised gross proceeds of Cdn$6.8 million. We paid qualified registered dealers a 7% cash commission and issued compensation Series C warrants to acquire 280,500 common shares at price of Cdn$1.40 until March 23, 2007 on a portion of the private placement. The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company has granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

BUSINESS OBJECTIVES

        We are in the business of acquiring, exploring, and developing gold properties in the United States. Our objective is to establish a producing gold company through the exploration, development and extraction of gold deposits, beginning with our Borealis Property. We aim to achieve our objective by upgrading our mineralized material to proven and probable reserves at our Borealis Property through completion of a feasibility study. Once we have completed a feasibility study and, if warranted, have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming we can raise additional financing. To obtain the necessary permits to potentially operate a mine, we have submitted a Plan of Operations with the U.S. Forest service, the responsible regulatory agency. The Plan of Operations does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operation was based on the general economic concepts as presented in the Behre Dolbear Report.

Corporate Strengths

        We believe that we have the following business strengths that will enable us to achieve our objectives:

•	Our management team has significant mining industry experience ranging from exploration to mine development and operation.

•	As the Borealis Property was the site of surface mining operations from 1981 to 1990, we believe the process to receive permits and start operations on previously mined operations is less difficult than getting permits for a previously undisturbed area. We have begun the environmental related regulatory review and approval process, which we believe will allow us to resume surface mining and on site gold recovery, assuming additional financing is available. We have received approvals for surface exploration and water wells and have successfully progressed through the required agency and public review process for those permits.

•	Our land position is extensive, controlled by 859 unpatented mining claims covering approximately 17,200 acres. We believe many surface showings of gold mineralization on the property may provide opportunities for discovery of gold deposits. Our property has multiple types of gold deposits including oxidized material, partial oxidized material, and predominantly sulfide material; which we believe may allow us flexibility in our future plans for mine development and expansion, assuming additional financing is available.

        We cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. We have no proven or probable reserves. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are highly cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop the Borealis Property.

        We have specifically focused our activities on Nevada, which was rated the highest jurisdiction in the world for mining investment attractiveness by an independent survey. Mining is an integral part of Nevada’s economy. In 2004, the mining industry increased Nevada’s output by $5.89 billion including both direct and indirect impacts, up from $5.35 billion in 2002. Nevada ranks third in the world in gold production, after South Africa and Australia. Located in the State of Nevada are well known geological trends such as the Carlin Trend, Battle Mountain, Getchell Trend and the Walker Lane Trend. The Borealis Property is also located along the Aurora-Bodie trend which crosses the principal Walker Lane Trend. Borealis, Bodie, Aurora, and other historical producing districts, are aligned along this northeast-southwest belt of significant gold deposits.

GOLD INDUSTRY

        Gold Uses.    Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

        Gold Supply.    The supply of gold consists of a combination of production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the annual supply of gold.

Gold Prices and Market Statistics

        The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year	High	Low	Average

1996	$415	$367	$388
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006 (through February 22, 2006)	$572	$524	$552

Source: Kitco and Reuters

        On June 6, 2006, the afternoon fixing price for gold on the London Bullion Market was $634.60 per ounce and the spot market price of gold on the New York Commodity Exchange was $632.60 per ounce.

(Source: Bloomberg)

ITEM 2 - DESCRIPTION OF PROPERTY

EXECUTIVE OFFICES

        We lease our principal executive office at 390 Union Blvd., Suite 360, Lakewood, CO 80228. We also lease an administrative and finance office at Suite 810, 1130 West Pender Street, Vancouver, BC V6E 4A4. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

BOREALIS PROPERTY

        Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the “Technical Report on the Mineral Resources of the Borealis Gold Project” dated May 25, 2005, prepared by Mr. Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, CO, a “Qualified Person”, as defined in National Instrument 43-101 of the Canadian Securities Administrators. Mr. Noble is independent from us. The Technical Report was prepared in accordance with the requirements of National Instrument 43-101. Management’s plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Technical Report which will be available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company’s website at www.gryphongold.com.

        The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, Borealis Mining. In the 1980‘s previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this report, the previously mined area is referred to as the “Borealis site”, the “previously disturbed area” or the “previously mined area”, while our references to the Borealis Property refer to the entire property we own or lease through Borealis Mining.

        Echo Bay Mines Limited ceased active mining operations in 1991. Full site reclamation was completed in 1994. Reclamation bonds were released and Echo Bay relinquished its lease in 1996.

        At Borealis, there is one large hydrothermal system, containing at least 14 known gold deposits, some of which are contiguous. There has been historical production from 8 of these deposits. As there are several other showings of gold mineralization across the property, there is an opportunity to identify additional gold deposits.

BOREALIS PROPERTY DESCRIPTION AND LOCATION

        The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 14,900 acres. The approximate center of the property is at longitude 118° 45’ 34” North and latitude 38° 22’ 55” West.

        The Borealis Property is comprised of 859 unpatented mining claims of approximately 20 acres each, totaling about 17,200 acres (or approximately 27 square miles), and one unpatented millsite claim of approximately 5 acres. Of the 859 unpatented mining claims, 122 claims are owned by others but leased to Borealis Mining, and 737 of the claims were staked by Golden Phoenix or Gryphon Gold and transferred to Borealis Mining. The above claims include a total of 112 claims staked during 2006.

Our rights, through Borealis Mining as the owner or lessee of the claims, allow us to explore, develop and mine the Borealis Property, subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. We believe that all of our claims are in good standing.

        The 122 leased claims are owned by John W. Whitney, Hardrock Mining Company and Richard J. Cavell, whom we refer to as the “Borealis Owners.” Borealis Mining leases the claims from the Borealis Owners under a Mining Lease dated January 24, 1997 and amended as of February 24, 1997. The mining lease was assigned to Borealis Mining by the prior lessee, Golden Phoenix. The mining lease contains an “area of interest” provision, such that any new mining claims located or acquired by Borealis Mining within the area of interest after the date of the mining lease shall automatically become subject to the provisions of the mining lease.

        The term of the mining lease extends to January 24, 2009 and continues indefinitely thereafter for so long as any mining, development or processing is being conducted on the leased property on a continuous basis.

        The remainder of the Borealis Property consists of 737 unpatented mining claims and one unpatented millsite claim staked by Golden Phoenix, Gryphon Gold or Borealis Mining. Claims staked by Golden Phoenix were transferred to Borealis Mining in conjunction with our January 28, 2005 purchase of all of Golden Phoenix’s interest in the Borealis Property. A total of 263 claims of the total 737  claims held by Gryphon Gold are contiguous with the claim holdings, are located outside of the area of interest, and are not subject to any of the provisions of the lease.

        All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (BLM) and with Mineral County, Nevada to keep the claims from terminating by operation of law. Borealis Mining is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $109,375 per year for all of the Borealis Property claims (859 unpatented mining claims plus one millsite claim).

        Required documents were submitted and the fee was paid to the BLM on August 6, 2005 totaling $93,500 fulfilling the 2006 maintenance requirements for the then existing claims. In addition, county filing fees plus document fees totaling $6,366 were paid to Mineral County on August 6, 2005, in fulfillment of the annual filing requirements. In March 2006, additional fees totaling $23,000 were paid to the BLM and the Mineral County combined to register the additional 112 newly staked claims.

Royalty Obligations

        The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $8,916 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

        The terms of the mining lease require the payment of a net smelter returns production royalty by Borealis Mining to the Borealis Owners in respect of the sale of gold (and other minerals) extracted from those claims within the area of interest specified in the mining lease. The royalty rate for gold is determined by dividing the monthly average market gold price by 100, with the result expressed as a percentage. The royalty amount is determined by multiplying that percentage by the amount of monthly gold production from the claims in the “area of interest” and by the monthly average market gold price, after deducting all smelting and refining charges, various taxes and certain other expenses. For example, using an assumed monthly average market gold price of $400, the royalty rate would be 4%. Using an assumed monthly production of 5,000 ounces of gold from the leased claims, the monthly royalty amount would be 5,000 ounces times $400 per ounce, less allowable deductions, multiplied by 4%.

        At present, there is no royalty payable to the United States or the State of Nevada on production from unpatented mining claims, although legislative attempts to impose a royalty have occurred in recent years.

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

        Primary access to the Borealis Property is gained from an all weather county gravel road located about two miles south of Hawthorne from State Highway 359. Hawthorne is about 133 highway miles southeast of Reno. The Borealis Property is about 16 road miles from Hawthorne.

        The elevation on the property ranges from 7,200 ft to 8,200 ft above sea level. This relatively high elevation produces moderate summers with high temperatures in the 90°F (32°C) range. Winters can be cold and windy with temperatures dropping to 0°F (-18°C). Average annual precipitation is approximately 10 inches, part of which occurs as up to 60 inches of snowfall. Historically, the Borealis Property was operated throughout the year with only limited weather related interruptions.

        Topography ranges from moderate and hilly terrain with rocky knolls and peaks, to steep and mountainous terrain in the higher elevations.

        The vegetation throughout the project area is categorized into several main community types: pinyon/juniper woodland, sagebrush, ephemeral drainages and areas disturbed by mining and reclaimed. Predominate species include pinyon pine, Utah juniper, greasewood, a variety of sagebrush species, crested wheat grass and fourwing saltbush.

        During the initial phase of operations, if any, we anticipate that power could be generated on site. There is a power line crossing the Borealis Property within 2 miles of the center of the planned operations, which we will evaluate as an alternative power source during our planned engineering feasibility work. Water is available from two water basins located approximately 5 miles and 7 miles south of the planned mine site, respectively. Water for historical mining operations was supplied from the basin 5 miles away from the site. We have obtained permits from the Nevada Division of Water Resources to access water from each of these basins. We believe that each of these basins, individually, would provide a sufficient water supply for our planned operations.

        The Borealis site has been reclaimed by the prior operator to early 1990‘s standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and leach heap areas is gained through a locked gate. No buildings or power lines or other mining related facilities located on the surface remain. All currently existing roads in the project area are two — track roads with most located within the limits of the old haul roads that have been reclaimed.

        The nearest available services for both mine development work and mine operations are in the small town of Hawthorne, via a wide well-maintained gravel road. Hawthorne has substantial housing available, adequate fuel supplies and sufficient infrastructure to meet basic supply requirements. Material required for property development and mine operations are generally available from suppliers located in Reno, Nevada.

History of the District and Borealis Property

        The original Ramona mining district, now known as the Borealis mining district, produced less than 1,000 ounces of gold prior to 1981. In 1978 the Borealis gold deposit was discovered by S. W. Ivosevic (1979), a geologist working for Houston International Minerals Company (a subsidiary of Houston Oil and Minerals Corporation). The property was acquired from the Whitney Partnership, which later became the Borealis Owners, following Houston’s examination of the submitted property. Initial discovery of ore-grade gold mineralization in the Borealis district and subsequent rapid development resulted in production beginning in October 1981 as an open pit mining and heap leaching operation. Tenneco Minerals acquired the assets of Houston International Minerals in late 1981, and continued production from the Borealis mine. Subsequently, several other gold deposits were discovered and mined by open pit methods along the generally northeast-striking Borealis trend, and also several small deposits were discovered further to the northwest in the Cerro Duro area. Tenneco’s exploration in early 1986 discovered the Freedom Flats deposit beneath thin alluvial cover on the pediment southwest of the Borealis mine. In October 1986, Echo Bay Mines acquired the assets of Tenneco Minerals.

        With the completion of mining of the readily available oxide ore in the Freedom Flats deposit and other deposits in the district, active mining was terminated in January 1990, and leaching operations ended in late 1990. Echo Bay left behind a number of oxidized and sulfide-bearing gold mineral resources. All eight open pit operations are reported to have produced 10.7 million tons of ore averaging 0.059 ounces of gold per ton (opt Au). Gold recovered from the material placed on heaps was approximately 500,000 ounces, plus an estimated 1.5 million ounces of silver. Reclamation of the closed mine began immediately and continued for several years. Echo Bay decided not to continue with its own exploration, and the property was farmed out as a joint venture in 1990-91 to Billiton Minerals, which drilled 28 reverse circulation (RC) exploration holes on outlying targets for a total of 8,120 ft.

Billiton stopped its farm-in on the property with no retained interest.

        Subsequently Santa Fe Pacific Mining, Inc. entered into a joint venture with Echo Bay in 1992-93, compiled data, constructed a digital drill-hole database and drilled 32 deep RC and deep core holes, including a number of holes into the Graben deposit. Echo Bay completed all reclamation requirements in 1994 and then terminated its lease agreement with the Borealis Owners in 1996.

        In 1996 J.D. Welsh & Associates, Inc. negotiated an option-to-lease agreement for a portion of the Borealis Property from the Borealis Owners. Prior to 1996, J.D. Welsh had performed contract reclamation work for Echo Bay and was responsible for monitoring the drain-down of the leach heaps. Upon signing the lease, J.D. Welsh immediately joint ventured the project with Cambior Exploration U.S.A., Inc. Cambior performed a major data compilation program and several gradient IP surveys. In 1998 Cambior drilled 10 holes which succeeded in extending one existing deposit and in identifying new zones of gold mineralization.

        During the Cambior joint venture period, in late 1997, Golden Phoenix entered an agreement to purchase a portion of J.D. Welsh’s interest in the mining lease. J.D. Welsh subsequently sold its remaining interest in the mining lease to a third party, which in turn sold it to Golden Phoenix, resulting in Golden Phoenix controlling a 100% interest in the mining lease beginning in 2000. Golden Phoenix personnel reviewed project data, compiled and updated a digital drill-hole database (previous computer-based resource modeling databases), compiled exploration information and developed concepts, maintained the property during the years of low gold prices, and developed new mineral resource estimates for the entire property.

        In July 2003 Borealis Mining acquired an option to earn an interest in a joint venture in a portion of the Borealis Property and in January 2005 Borealis Mining acquired full interest in the mining lease and mining claims comprising the Borealis Property. See, “Description and Development of the Business: History and Background of the Company,” above.

        We have expended considerable effort consolidating the available historical data and flat files since acquiring our interest in the Borealis Property. This data has been scanned, and converted into a searchable electronic form. The electronic database has formed the basis of re-interpretation of the district geologic setting, and helped to form the foundation for a new understanding of the district’s potential. We acquired this data from Golden Phoenix in May 2003.

Historical Gold Production

        The Borealis Property is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. We have no probable or proven reserves on any of our properties. We cannot be assured that minerals will be discovered in sufficient quantities to justify commercial operations.

        Several gold deposits have been previously defined through drilling on the Borealis Property by prior owners. Some gold deposits have been partially mined. Reports on past production vary. The past gold production from pits on the Borealis Property, as reported by prior owners is tabulated below. The total of past gold production was approximately 10.6 million tons of ore averaging 0.057 ounces per ton (opt) gold. Mine production resulting from limited operations in 1990 is not included. Although no complete historical silver production records still exist at this time, the average silver content of ore mined from all eight pits appears in the range of five ounces of silver for each ounce of gold. We are determining the potential viability of silver recovery as our feasibility study and more detailed mine planning progress.

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained Gold
		(opt Au)	(oz)
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime's/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained Gold
		(opt Au)	(oz)
Total	4,345,800	0.107	464,360
Run of Mine Ore(3)
East Ridge	2,605,000	0.021	54,700
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
Total	6,251,000	0.023	142,700
Grand Total	10,596,800	0.057	607,060

(1)	The numbers presented in this table are based on limited production records. A later report in 1991 published by the Geologic Society of Nevada reports that production totaled 10.7 million tons with an average grade of 0.059 opt.

(2)	Crushed and agglomerated ore is that material which has been reduced in size by crushing, and as a result may contain a significant portion of very fine particles which is then, with the aid of a binding agent such as cement, reconstituted into larger particles and subsequently leached in a heap. The agglomerated ore typically has greater strength allowing for higher stacked heaps and may allow better percolation of leach solutions if the ore has high clay content.

(3)	Run of mine ore is that material which was fragmented by blasting only, and then stacked on the heaps without being further reduced in size by crushing or other beneficiation processes.

Borealis Property Background

        In October 2003, we engaged Behre Dolbear & Company, Inc., mining consultants, to develop a preliminary scoping study for the redevelopment of the Borealis Property. Behre Dolbear prepared a report titled Preliminary Scoping Study dated June 7, 2004, which we refer to as the “Behre Dolbear Report.” Qingping Deng, a “Qualified Person” as defined in National Instrument 43-101 of the Canadian Securities Administrators, who is independent from us, authored the Behre Dolbear Report.

        In its report, Behre Dolbear performed a resource estimate in which it identified mineralized material on the Borealis Property and concluded that the Borealis Property had excellent exploration potential. Behre Dolbear also analyzed the historical data on the property and produced a series of recommendations to evaluate and potentially develop the Borealis Property.

        Following our consideration of the Behre Dolbear Report, and based on additional geologic field work, we retained Ore Reserves Engineering, consulting resource modeling engineers, to complete an updated resource estimate model in accordance with National Instrument 43-101. In May 2005, Ore Reserves Engineering delivered a report titled the Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, which we refer to as the “Technical Report.” The Behre Dolbear Report, which preceded the Technical Report, was reviewed by Alan C. Noble, the author of the Technical Report.

        The Technical Report states that the preferred course of action for Gryphon Gold is to continue with the three phased business plan contained in the Behre Dolbear Report, resulting in mine development if such development is technically warranted and commercially feasible.

        The three phase business plan referred to in the Technical Report and the Behre Dolbear Report is to evaluate:

(a)	the existing leach pads and mine dump materials for the possibility of releaching and gold production,

(b)	the remaining oxide ores that could be mined and transported to the new leach pad, and

(c)	the deeper high grade sulfide mineralization.

        It is our intention to continue with the recommendations established in the Technical Report with the objective of developing the Borealis Property, subject to obtaining additional adequate capital and subject to further optimizing of the mining scenario contemplated as more detailed information becomes available.

        The principal steps to the current exploration plans related to the Borealis Property include:

•	completing the permitting process;

•	continuing our drilling program, database enhancement and geophysical surveys on the previously disturbed area of the Borealis Property, also referred to as the “Borealis site”;

•	implementing a systematic metallurgical testing program for gold bearing samples collected;

•	completing of the feasibility study;

•	continuing drilling in the area known as the Graben to test the extent and further define the quality of known sulfide gold mineralization; and

•	developing an exploration program for the areas of the Borealis Property outside the Borealis site.

We are actively working on completion of all the above steps. In addition and in accordance with the recommendations contained in the Technical Report, we propose to undertake an exploration program on areas of the Borealis Property outside the Borealis Site, subject to receiving required permits. Upon completion of the feasibility study, we will evaluate whether the construction of mine facilities on the Borealis site is warranted by project economics. If we determine to proceed with mine construction, we will be required to obtain additional capital. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and “Risk Factors and Uncertainties”.

GEOLOGICAL SETTING

— Regional Geology

        The Borealis mining district lies within the northwest-trending Walker Lane mineral belt of the western Basin and Range province, which hosts numerous gold and silver deposits. Mesozoic metamorphic rocks in the region are intruded by Cretaceous granitic plutons. In the Wassuk range the Mesozoic basement is principally granodiorite with metamorphic rock inclusions. Overlying these rocks are minor occurrences of Tertiary rhyolitic tuffs and more extensive andesite flows. Near some fault zones, the granitic basement rocks exposed in the eastern part of the district are locally weakly altered and limonite stained.

        The oldest exposed Tertiary rocks are rhyolitic tuffs in small isolated outcrops which may be erosional remnants of a more extensive unit. The rhyolitic tuffs may be correlative with regionally extensive Oligocene rhyolitic ignimbrites found in the Yerington area to the north and within the northern Wassuk Range. On the west side of the Wassuk Range, a thick sequence of older Miocene andesitic volcanic rocks unconformably overlies and is in fault contact with the granitic and metamorphic rocks, which generally occur east of the Borealis district. The age of the andesites is poorly constrained due to limited regional dating, but an age of 19 to 15 Ma is suggested (“Ma” refers to million years before present). In the Aurora district, 10 miles southwest of the Borealis district, andesitic agglomerates and flows dated at 15.4 to 13.5 Ma overlie Mesozoic basement rocks and host gold-silver mineralization. Based on these data, the andesites in the Borealis region can be considered as 19 to 13.5 Ma.

        The Borealis district lies within the northeast-trending Bodie-Aurora-Borealis mineral belt; the Aurora district, with 1.9 million ounces of past gold production, lies 10 miles southwest of Borealis and the Bodie district, with 1.5 million ounces of gold production, lies 19 miles southwest in California. All three mining districts are hosted by Miocene volcanics. The intersection of northwesterly and west-northwesterly trending Walker Lane structures with the northeasterly trending structures of the Aurora-Borealis zone probably provided the structural preparation conducive to extensive hydrothermal alteration and mineralization at Borealis.

— Local Geology

        The Borealis district mineralization is hosted by Miocene andesite flows, laharic breccias, and volcaniclastic tuffs, which exceed 1000 to 1200 ft in thickness, strike northeasterly, and dip shallowly to the northwest. The andesite is internally subdivided into upper and lower volcanic packages which are laterally extensive and constitute the predominant bedrock in the district. These packages host most of the gold ore deposits. The most favorable host horizon is the upper andesite and the contact zone between the two andesite packages. An overlying upper tuff is limited in aerial extent due to erosion. All of these units are cut by steeply dipping northeast-trending faults that probably provided conduits for mineralizing hydrothermal fluids in the principal mineralized trends. Pediment gravels cover the altered-mineralized volcanic rocks at lower elevations along the range front and overlie many of the best exploration targets. Wide-spaced drilling indicates that the majority of the altered-mineralized area is covered by pediment gravels over a seven-mile long zone in the southern and southwestern parts of the district. Much of this area has received only minor testing.

        Structures in the district are dominantly northeast-striking normal faults with steep northwest dips, and generally west-northwest-striking range-front faults with steep southerly dips. Both of these fault systems lie in regional trends which are defined large structural zones in the earth’s crust and by the locations of several known district scale mineral deposits and other smaller mineralized systems. Borealis appears to be at a major intersection of two of these mineralized trends, the Walker Lane and the Bodie-Aurora-Borealis cross trend.

        A number of the pre-mineral faults of both orientations in the Borealis district appear to control the occurrence and concentration of gold mineralization, and may have been conduits for migration of higher-grade gold bearing hydrothermal solutions. The hydrothermal solutions often followed the planes of the faults to zones where the proper geologic conditions allowed for concentration of the solutions and formation of gold deposits.

        Movement along most of the faults in the Borealis district appears to be normal, although some faults also display a strike-slip component of movement. In the mined part of the district, rocks are mostly down dropped on the northwest side of northeast-trending faults, which is part of Graben. The Graben gold deposit appears to be controlled by a north-northeast trending structure dipping steeply to the east, and no other structures of this orientation have been identified.

— Mineral Deposits

        The gold deposits contained within the larger, district scale, Borealis hydrothermal system are recognized as high-sulfidation type systems with high-grade gold mineralization occurring along steeply dipping structures and lower grade gold mineralization both surrounding the high-grade and commonly controlled by more permeable volcanic rocks in relatively flat-lying zones. The gold deposits, some with minor amounts of silver mineralization are hosted by Miocene andesitic flows, laharic breccias, and volcaniclastic tuffs, which all strike northeasterly and dip shallowly to the northwest. Pediment gravels cover the altered-mineralized volcanic rocks at lower elevations along the mountain front and there is potential for discovery of more blind deposits, similar to the Graben deposit.

        The surface “footprints” of the high-grade pods or pipe-like bodies, found to date are rather small and they can be easily missed with patterns of too widely spaced geophysical surveys and drill holes. Most of the drilling on the property by prior owners, including the Graben deposit, is vertical, and therefore did not adequately sample the steep higher-grade zones. Drill-hole orientation may have underestimated the grades within the district. The coarse gold component can best be captured with very careful sampling of drill cuttings and core and collecting large samples.

        Several drill holes to the west of Freedom Flats and Borealis encountered gold within the alluvium stratigraphically above known deposits. These holes trace a gold-bearing zone that in plan appears to outline a paleochannel of a stream or gently sloping hillside that may have had its origin in the eroding Borealis deposit. The zone is at least 2,500 feet long, up to 500 feet wide, and several tens up to 100 feet thick. At this point it is unknown if this is a true placer deposit, an alluvial deposit of broken ore, or some combination of both. Additional drilling and beneficiation tests are needed to determine if an economic gold deposit exists.

EXPLORATION

        Since the late 1970‘s, considerable exploration has been completed at the Borealis Property with the primary objective of finding near surface deposits with oxide type gold mineralization. Exploration work has consisted of field mapping, surface sampling, geochemical surveys, geophysical surveys, and shallow exploration drilling. Only limited drilling and geological field work has been completed in areas covered by pediment gravels, even though Freedom Flats was an unknown, blind deposit, without surface expression when discovered.

        Many geophysical surveys have been conducted by others in the Borealis district since 1978. In addition, regional magnetics and gravity maps and information are available through governmental sources. The most useful geophysical data from the exploration programs has been induced polarization (IP) (chargeability), aeromagnetics, and, to a lesser degree, resistivity.

        Areas with known occurrences of gold mineralization, which have been defined by historical exploration drilling, and have had historical mine production include: East Ridge and Gold View, Northeast Ridge, Freedom Flats, Borealis, and Deep Ore Flats (also known as Polaris). All of these deposits still have gold mineralization remaining in place, contiguous with the portions of each individual deposit which has been mined

        Discovery potential on the Borealis Property includes oxidized gold mineralization adjacent to existing pits, new oxide gold deposits at shallow depth within the large land position, gold associated with sulfide minerals below and adjacent to the existing pits, in possible feeder zones below surface mined ore and deeper gold-bearing sulfide mineralization elsewhere on the property. Both oxidized and sulfide-bearing gold deposits exhibit lithologic and structural controls for the locations and morphologies of the gold deposits.

        The following areas have not been subject to historic mine production, but have been subject to historical exploration that has identified gold mineralization.

Borealis Extension

        The Borealis Extension deposit occurs at shallow to intermediate depth beneath the northern and western parts of the former Borealis pit. Most of the mineralization begins at 110 to 375 ft below the surface. Generally the top of this target occurs at or slightly below the 7,000-ft elevation. The primary target is defined by 16 contiguous drill holes completed by previous operators that have potential ore-grade intercepts and that penetrate beneath the 7,000-ft elevation. Thickness of low-grade mineralized intercepts ranges from 15 to 560 ft with nine holes having from 155 to 560 ft of +0.01 opt of gold; average thickness of the zone is 236 ft. We have drilled an additional 16 holes into the deposit. The drilling results were generally marginal. Further evaluation work is in progress.

Graben Deposit

        The Graben deposit is currently defined with approximately 36 RC holes and 19 core holes. Drilling has defined a zone of gold mineralization, using an 0.01 opt Au boundary, that extends at least more than 2,000 ft in a north-south direction and between 200 and 750 ft east-west, and up to 300 ft thick. The top of the deposit is from 500 to 650 ft below the surface. Near its southern margin the axis of the deposit is within 800 ft of the Freedom Flats deposit and along one portion of the southeastern margin low-grade mineralization may connect with the Freedom Flats mineralization through an east-west trending splay. Drilling data appears to confirm mineralization at the southern margin of the deposit is closed off. Along the western margin a suspected post-mineralization fault may have down-dropped the deposit and apparently serves as an effect western boundary to mineralization and brings tertiary gravels in contact with the Graben zone. Much of the eastern margin has not been defined by drilling. To the north mineralization remains open. An airborne magnetic survey and a gradient IP survey reveal anomalies along the northern extension of the Graben zone, suggesting that the deposit continues in that direction.

        To date, we have drilled 10 RC drill holes into the Graben zone. All holes reported mineralized intervals. We have also recently completed a fence of four drill holes, each spaced about 200 feet apart. These holes are located at the northern end of the Graben zone. Hole GGC-G-07, which intercepted 556 feet of 0.01 opt Au represents an excellent length of gold mineralization which also had significant silver values. The hole was ended in mineralization with a grade of 0.60 opt Au at 1071 feet.

        Exploration drilling in the Graben will be continuing as the results from GGC-G-03, -04, and -06 and -07 are indicating that gold mineralization continues at the north end of the zone. The entire Graben zone has now expanded over a strike length of more than 1,800 feet. Future drilling will both in-fill gaps between widely spaced holes in the Graben, and stepping out from the Graben zone in a north, east and west direction in order to delineate more gold mineralization.

North Graben Prospect

        The North Graben prospect is defined by the projection of known mineralization, verified by drilling sampling and coincident with a large intense aeromagnetic low and a broad chargeability (IP) high. The North Graben lies on trend of the north-northeast-elongate Graben mineralized zone. In 1989, Echo Bay had completed a district-wide helicopter magnetic/electromagnetic survey, which identified a large, intense type aeromagnetic low in the North Graben area. This coincident magnetic low/chargeability high is now interpreted as being caused by an intensive and extensive hydrothermal alteration-mineralization system.

        In early 2006 we targeted four holes into the North Graben geophysical anomaly. All the holes intercepted a deep hydrothermal system as indicated by several zones of silicification and pyritization up to 20%. None of the holes contained significant amounts of gold, but were geochemically anomalous in gold and silver. Additional drilling is planned at a future date.

        Cambior conducted a gradient IP survey in 1997, which identifies a deep-source broad chargeability anomaly that extends northerly from the northern margin of the Freedom Flats deposit, covers only part of the Graben zone and most of the North Graben area, and extends to the limit of the surveyed area. This anomaly is interpreted to be caused by high-sulfide mineralization. The North Graben prospect thus represents the possible extension of known mineralization of the Graben zone.

        One angle hole was drilled by Cambior in 1998 to test the southern most portion of the North Graben target chargeability anomaly, and it was well south of a large aeromagnetic low. The upper 725 ft of this hole contained post-mineral gravel and sediments and relatively unaltered andesitic volcanics, before intersecting altered and mineralized andesite near the bottom of the hole. The pre-mineral andesite flows contain alteration ranging from propylitic to chalcedonic silica down the hole. Hole 98005 was lost at a depth of 780 ft due to hole caving. Although no significant gold mineralization was encountered in the hole, alteration was most intense at the bottom. Hydrothermal alteration noted in samples from the hole fits better with patterns found at the margin of a Graben-type deposit.

Sunset Wash Prospect

        The Sunset Wash prospect consists of a gravel-covered pediment underlain by extensive hydrothermal alteration in the western portion of the Borealis district. Sixteen holes drilled by Echo Bay Mines indicate that intense alteration occurs within a loosely defined west-southwest belt that extends westerly from the Jaime’s Ridge/Cerro Duro deposits. At the western limit of the west-southwest belt, Cambior’s IP survey and drilling results can be interpreted to indicate that the alteration system projects toward the southeast into the pediment along a mineralized northwest-oriented fault. Cambior conducted a gradient array induced polarization (IP) survey over the Sunset Wash area effectively outlining a 1,000 by 5,000 ft chargeability anomaly. The anomaly corresponds exceptionally well to alteration and sulfide mineralization identified by Echo Bay’s drill-hole results. Two structures appear to be mapped by the chargeability anomaly; one is a 5,000-ft long west-southwest-trending structure and the other is a smaller, northwest-trending structure that cuts off the W-SW structure at its western limit. Alteration types and intensity identified by the drilling, combined with the strong IP chargeability high and the aeromagnetic low, strongly suggest that the robust hydrothermal system at Sunset Wash is analogous to the mineralized systems at Graben and Freedom Flats.

        Geologic observations based on mapping and drill hole logging indicate that both the Freedom Flats and the Graben deposits are localized along a favorable horizon near the contact between the upper and lower volcanic units. This same contact zone appears to underlie the Sunset Wash pediment at a shallow depth. The target concept suggests that mineralization should favor zones where mineralizing structures crosscut the upper and lower volcanic contact. Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. Each of the three holes was drilled vertically to maximize the depths tested. The three holes were collared in the upper volcanic unit, but only one crossed the contact.

        The westernmost of Cambior’s three holes encountered the most encouraging alteration and best gold mineralization suggesting that this drillhole is near the most prospective area. This drill-hole intercepted altered rock from bedrock surface to total depth, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole.

        We are planning to begin an exploration drilling program sometime in 2006 to follow up on this prospect.

Bullion Ridge/Boundary Ridge

        The northeast-trending alteration zone extending along Boundary Ridge into Bullion Ridge contains intense silicification that is surrounded by argillization, with abundant anomalous gold. Widely spaced shallow holes completed by previous operators have tested several of the alteration/anomalous gold zones defining discrete zones of mineralized material.

Lucky Boy Prospect

        Another prospect area similar to North Graben and Sunset Wash is the Lucky Boy area, which may be in a shallower pediment environment in the central portion of the district near the range front. Drill holes in the periphery have thick zones of silification and traces of gold mineralization. Echo Bay’s aeromagnetic map shows another magnetic low and Cambior’s IP map shows a coincident chargeability high in the area of the silicification.

MINERALIZATION

— Overview

        Finely disseminated gold mineralization found in the Borealis epithermal system was associated with pyrite and other gold bearing sulfide minerals such as marcasite when initially deposited by the gold rich hydrothermal fluids. In some portions of the deposits, over time through natural oxidation, the pyrite was transformed to limonite releasing the gold particles. Through this geologic process, the mineral character of the deposit was altered, and gold was exposed so that conventional hydrometallurgical processes (e.g. gold heap leaching) could be effectively applied to recover the gold. Gold still bound in pyrite or pyrite-silica which was not as readily oxidized in the geologic process, is not as easily recovered by a simple heap leach operations and may require some type of more advanced milling operation. Limited evidence suggests that in certain deposits such as the Borealis and Freedom Flats deposits, that some coarse gold exists, probably in the higher-grade zones.

— Oxide Gold Mineralization

        Oxide gold mineralization is generally more amenable to direct cyanidation processes such as heap leaching as compared to sulfide gold mineralization.

        Oxide deposits in the district have goethite, hematite, and jarosite as the supergene oxidation products after iron sulfides, and the limonite type depends primarily on original sulfide mineralogy and abundance. Iron oxide minerals occur as thin fracture coatings, fillings, earthy masses, as well as disseminations throughout the rock. The degree of supergene oxidation, mineral constituents, and form and occurrence of the oxide minerals in the host rock are significant factors in determining metallurgical performance and ultimate gold recovery. As demonstrated in previous operations, this type of gold bearing material is amenable to conventional heap leaching methodology.

        Depth of oxidation is variable throughout the district and is dependent on alteration type, structure, and rock type. Oxidation ranges from approximately 250 ft in argillic and propylitic altered rocks to over 600 ft in fractured silicified rocks. A transition zone from oxides to sulfides with depth is common with a mixing of oxide and sulfide minerals.

        Except for the Graben deposit, all of the known gold deposits are at least partially oxidized. Typically the upper portion of a deposit is totally oxidized and the lower portions unoxidized. In places, such as the Ridge deposits, there is an extensive transition zone of partially oxidized sulfide bearing gold mineralization. Oxidation has been observed to at least 1,000 ft below the surface. Therefore, we believe that if additional gold deposits are found under gravel cover, some portion of them may be oxidized.

— Sulfide Gold Mineralization

        Sulfide gold mineralization is generally less amenable to conventional direct cyanidation metallurgical processes, and may require more advanced processes such as milling, flotation and oxidation prior to cyanidation.

        Sulfide deposits in the district are mostly contained within quartz-pyrite alteration with the sulfides consisting mostly of pyrite with minor marcasite, and lesser arsenopyrite and cinnabar. Many trace minerals of copper, antimony, arsenic, mercury and silver have also been identified. Pyrite content ranges from 5 to 20 volume percent with local areas of nearly massive sulfides in the quartz-pyrite zone and it occurs with grain sizes up to 1mm. At Borealis, euhedral pyrite grains are commonly rimmed and partially replaced with a later stage of anhedral pyrite overgrowths. Study of this phenomenon in other epithermal districts in Nevada has shown that gold occurs only in the late overgrowths. Mineralogical studies of Borealis samples suggest that this may also be true at Borealis, but are not fully conclusive.

        The Graben deposit is the best example found to date of the size and quality of sulfide deposits within the district. In addition sulfide mineral resources occur in the bottoms of most of the pits, but the most significant mineral resource in a pit environment is found beneath the Freedom Flats pit. Potential targets below most pits would include the feeder structures, many of which would be expected to have high-grade sulfide gold mineralization. Drilling of the Graben deposit has defined a total mineral resource of approximately 20 million tons with an average grade of 0.044 ounces of gold per ton containing about 880,000 ounces of gold within the deposit, using a 0.01 opt cutoff grade, as stated in the Technical Report. The high-grade zones within the Graben deposit are estimated to contain 780,000 tons of measured and indicated resource and 220,000 tons of inferred resource with an average grade of 0.29 ounces of gold per ton. While the larger deposit is a target for additional exploration, the higher-grade zones represent an attractive deposit for development at most gold prices.

DRILLING

        We have conducted and are currently continuing a drilling program on the Borealis site. Set out below is a summary of the drilling work conducted on the Borealis Property by prior owners and by us.

— Historical Drill Hole Database

        The drill-hole database used for the main Borealis project study area contains 1,747 drill holes with a total drilled length of 510,712 ft, including 1,626 which intersected gold mineralization. These holes were drilled by various prior operators. Drill-hole types include diamond core holes, reverse circulation (RC) holes and rotary holes. Only a few core holes have down-hole survey information. Mineralized zones covered by these drill holes include the Freedom Flats, Graben, Borealis, Polaris, East Ridge and Northeast Ridge. Except for Graben, all have been partially mined by previous operators of the project; the Borealis and Deep Ore Flats (also known as Polaris) pits have been back-filled with waste from the Freedom Flats pit. There are an additional 487 drill holes with a total drilled length of 103,562 ft scattered throughout the district, and mostly in the Cerro Duro, Jamie’s Ridge, and Purdy Peak area, at approximately three miles distant northwest of the main Borealis mine area. The total existing drilling for the entire Borealis Property, therefore, is 2,234 holes with a total drilled length of 614,274 ft. None of these historical holes were drilled by us.

        Drill hole sampling length is generally 5 ft for the RC holes, but varies for the core holes based on geological intervals. Sampling length is up to 25 ft for some of the early rotary holes. Gold assays in parts per billion (ppb) and troy ounces per short ton (opt) are provided for most of the sampling intervals. Silver assays in parts per million (ppm) and opt are also provided for some of the sampling intervals. Silver grade was not modeled in this study.

— Drilling of Existing Heaps and Dumps

        In May 2004 we completed a drilling program on the five Borealis site heaps and parts of the Freedom Flats and Borealis site dumps. This program consisted of 32 holes totaling 2,478.5 ft. Dump holes were drilled deep enough to penetrate the soil horizon below the dump, while holes on the heaps were drilled to an estimated 10-15 ft above the heap’s liner.

— Current Drilling Program

Our drill hole database used for resource modeling and mine planning is comprised of more than 2,400 drill holes within the Central Borealis Area. These holes have been drilled during the period from 1978 through early January 2006. The average depth of the holes is about 300 ft, but the bulk of the holes are less than 200 ft with a limited number of holes in certain locations reaching depths of 1,500 to 2,000 ft testing deeper mineralized zones. The average assay interval is about 5 ft. The majority of the drill holes contained in the database were completed by others, with Gryphon completing approximately 90 in 2005 and 25 in January 2006 in areas contiguous with known deposits. The database is summarized in the table shown:

In 2006, Gryphon has drilled more than 70 additional drill holes to explore for gold bearing sulfide mineralization, development, and engineering purposes. Drill holes not included in the current data base, which have been completed in 2006, are shown on the following two tables:

Average drill hole depth for exploration holes is more than 910 feet, with an average sample interval of about 5 feet. Several holes were drilled at angles less than vertical to test in areas where mineralization may occur in sub-vertical zones. As of the date of this discussion, we are waiting for laboratory assay results from certain holes completed in the Graben. Drilling is continuing.

Development and condemnation drilling was focused at defining limits of known deposits and proving non-mineral character of certain areas which may be suitable for surface facilities. Two holes in East Ridge were also utilized to assist in the characterization of the hydrological regime in the Central Borealis Area.

SAMPLING AND ANALYSIS

— General

        The Borealis Mine operated from 1981 through 1990 producing approximately 10.7 million tons of ore averaging 0.059 ounces of gold per ton from seven open pits. The mined ore contained approximately 635,000 ounces of gold of which approximately 500,000 ounces of gold were recovered through a heap leach operation (please refer to footnote to table “Reported Past Borealis Production 1981-1990”). This historic production can be considered a bulk sample of the deposits validating the database that was used for feasibility studies and construction decisions through the 1980s. With over 2,200 drill holes in the database that was compiled over a 20-year period by major companies, the amount of information on the project is extensive. It is primarily these data that have been used as the foundation of the current mineral resource estimate. The bulk of the data was collected beginning in 1978, the year of discovery of the initial ore-grade mineralization, and was continuously collected through the final year of full production. Subsequent owners who conducted exploration programs through the 1990s added to the database.

— Previous Mining Operations — Sampling, Analysis, Quality Control and Security

        Specific detailed information on sampling methods and approaches by the various mine operators is not available to us. However, a report written in 1981 (referred to in the Technical Report) noted that the drilling, sampling and analytical procedures as well as assay checks were reported as acceptable by industry practice.

        Echo Bay Mines performed quality checks on their drill cuttings, sampling and assaying methods as part of their evaluation of the property prior to and following its purchase from Tenneco Minerals, indicating that the original assays were reliable and representative. During their exploration and development programs they also drilled a number of core hole twins of reverse circulation rotary drill holes to compare assay results in the same areas.

        Houston Oil and Minerals, Tenneco, and Echo Bay Mines are reported to have used standard sample preparation and analytical techniques in their exploration and evaluation efforts, but detailed descriptions of the procedures have not been found. Most of the drill-hole assaying was accomplished by major laboratories that were in existence at the time of the drilling programs. Various labs including Monitor Geochemical, Union Assaying, Barringer, Chemex, Bondar-Clegg, Metallurgical Laboratories, Cone Geochemical, the Borealis Mine lab and others were involved in the assaying at different phases of the exploration and mining activity.

        We believe that early work on the property relied on assay standards that were supplied by the laboratories doing the assaying. However, Echo Bay Mines (1986) reported using seven internal quality control standards for their Borealis Mine drill-hole assaying program. The seven standards ranged in gold concentrations from 170 ppb to 0.37 opt. Assay labs involved in the standards analyses were Cone Geochemical, Chemex, and the Borealis Mine lab, and the precision of the three labs was reported as excellent (+/- 1 to 8%) for the higher gold grades (0.154-0.373 opt); acceptable (+/- 3 to 14%) for the lower grades (0.029-0.037 opt); and fair (+/- 4 to 20%) for the geochemical anomaly grades (0.009 opt to 170 ppb). These data provide an initial estimation of the precision and accuracy of gold analyses of Borealis mineralization.

        During 1986, Echo Bay instructed Chemex to analyze duplicate samples for five selected drill holes. A comparison was made of (a) 1/2 assay-ton fire assay with a gravimetric finish, versus (b) 1/2 assay-ton fire assay with an atomic absorption finish, versus (c) hot cyanide leach of a 10-gram sample. The 1/2 assay-ton fire assay — gravimetric and the 1/2 assay-ton fire assay — atomic absorption gave essentially the same results. However the hot cyanide leach gave results that were 5-11 percent higher in one comparison and significantly lower in another, prompting Chemex to conclude that cyanide leach assaying was not appropriate for Borealis samples. The great majority of the assays in the database are based on fire assays.

        We have no information relating to the sample security arrangements made by the previous operators.

— Gryphon Gold Operations — Sampling, Analysis, Quality Control and Security

        The work we performed to evaluate the 32 holes drilled in 2004 on the five previously leached heaps and two waste dumps was done by a sonic rig to retrieve a core-like sample. All drill holes were drilled vertical, with the sample immediately slid into a plastic sleeve that was sealed and marked with the drill hole number and footage interval. These plastic sample sleeves were not reopened until they reached the analytical lab. A Qualified Person and geologist, Roger Steininger, monitored all of the drill procedures and the handover to the analytical lab. A non-blind standard was added as the last sample of each hole, which was obvious to the lab since the standard was in a pulp bag, although the lab did not know the gold value of the standard.

        All samples were submitted to American Assays Labs of Sparks, Nevada. Each analytical sample was split in a rotary splitter with a one-fifth of the sample removed for assay and the remaining four-fifths retained for metallurgical testing. Each assay sample was pulverized and assayed for gold and silver by one assay ton fire assay, and a two hour 200 gram cyanide shake assay for dissolvable gold. As part of the quality control program, standards were submitted to American Assay Labs (AAL) with each drill hole, several assayed pulps and two standards were submitted to ALS Chemex, and three of the duplicates and two standards were submitted to ActLabs-Skyline.

        For the hard rock drilling program, started in 2005 and continuing, reverse circulation drilling services were provided by two international drilling contractors, Diversified Drilling LLC of Missoula, Montana and Eklund Drilling Company of Reno, Nevada. Drill bit size equaled 4 ½ inches in diameter and samples were collected at 5-foot intervals (1.5 meters). All drill samples were bagged and sealed at the drill site by drill contractor employees, placed in bins, and delivered to a secure storage. American Assay Laboratories in Sparks, Nevada picked up the sample bins from secure storage. AAL is ISO/IEC 17025 certified and has successfully completed Canadian proficiency testing (CCRMP). Drill cuttings were dried, crushed to –10 mesh, rotary split to 1,000 grams, pulverized to –150 mesh, split to 350 gram pulps, fire assayed for gold and silver using 1-assay ton fire assay with gravimetric finish. Strict QA/QC protocol was followed, including the insertion of standards and blanks on a regular basis in the assaying process.

— Historical Mining and Metallurgical Operations

        The historical mining operations processed both a run-of-mine ore and an ore that was crushed to a nominal 1 1/2-inch product as the primary feed material that was placed on the heap for leaching. The fines fraction was agglomerated with cement, mixed with the coarse fraction, and leached with sodium cyanide solution. Gold mineralization is finely disseminated and/or partially bonded with pyrite, and although there are very little ore mineralogy data available, historical operating reports suggest that some coarse gold may exist. Gold that is bound in pyrite or pyrite-silica is not easily recovered by simple heap leach cyanidation, however gold recovery in oxide ores is reported to average about 80% for the ore treated. There are no reports of carbonaceous refractory components within the old heap or dump materials. The previous mine operators employed a Merrill Crowe circuit to enhance ease of silver recovery, followed by a retort to remove mercury.

        Laboratory testing subsequent to mine shut down in 1990 indicates that gold recoveries of 55 to 80 percent can be expected from remaining oxide material on the Borealis Property by heap leaching.

        Based on limited testwork, gold bearing sulfide material appears to respond to conventional flotation concentration and cyanidation of oxidized concentrates. In the laboratory testing, chemical oxidation and bioxidation treatment of the sulfide material yield a high level of oxidation and correspondingly high gold recoveries after cyanidation of the oxidized material. Aeration of concentrate slurries may be a suitable oxidation method for the sulfide material.

EXPLORATION AND DEVELOPMENT

        Our development and exploration plans are based on the recommendations contained on the Technical Report and are subject to our ability to obtain additional capital to fund such plans. These plans are outlined below:

Permitting Process

        We will continue the process of obtaining the permits necessary for mine start up. Obtaining the permits necessary for mine start up does not require us to complete a feasibility study. The principal permits are expected to be issued during calendar 2006, while ordinary course permits will be sought prior to mine start up.

        The following is a summary and status of the principal permits and status of each as required for the Borealis Gold Project:

•	An Approved Plan of Operations from the U.S. Forest Service: an Environmental Assessment (EA) has been submitted for the Plan of Operations and is expected to lead to a (FONSI) Finding of No Significant Impact during the second quarter of 2006.

•	A Water Pollution Control Permit (WPCP) from the Nevada Division of Environmental Protection (NDEP), Bureau of Mining Regulation & Reclamation: the WPCP was approved and granted to BMC on January 28, 2006.

•	A Reclamation Permit from the NDEP, Bureau of Mining Regulation & Reclamation: an application and reclamation cost estimate has been submitted to the NDEP for review. We expect that the State reclamation permit will conform with the U.S. Forest Service approved Plan of Operations and will be granted at the time the Forest Service has finalized their decision.

•	A Tentative Permanent Closure Plan to be administered by the Bureau of Mining Regulation & Reclamation: this plan was submitted with the WPCP application and accepted by NDEP.

•	An Air Quality Permit from the NDEP, Bureau of Air Pollution Quality: the Bureau issued this permit on April 28, 2006.

•	A Surface Area Disturbance Permit from the NDEP, Bureau of Air Pollution Control: approved and granted to BMC on April 3, 2006.

•	A Storm Water Permit from the NDEP: the Storm Water Pollution Prevention Plan (SWPPP) has been prepared for the project and distributed to NDEP and the U.S. Forest Service on February 6, 2006. NDEP requires that we file a Notification of Intent two days before we start operations and that we submit the SWPP within six months.

•	A Spill Prevention, Control, and Countermeasure Plan, under the jurisdiction of the EPA, will be prepared and implemented before starting operations.

•	Threatened & Endangered Species Act: a BA/BE (Biological Assessment/Biological Evaluation) was submitted with the EA.

•	Historical Preservation Act (Section 107): consultation with the U.S. Forest Service and the State Historical Preservation Officer in conjunction with the preparation of the EA, has been completed. The State Historical Preservation Officer has concurred with the findings of the U.S. Forest Service.

•	Water Rights: Water Rights for the project have been granted by the Nevada Division of Water Resources. These water rights provide for sufficient water for the disposed heap leach operation as defined by historical operations conducted in the 1980‘s. The two separate water rights from two separate basins allow for pumping water from an underground source up to 97.7 million gallons annually from the southernmost basin; and 98.3 million gallons of water annually from the northernmost basin. The water right will be held for the period of time concurrent with mining operations.

Drilling and Feasibility

        We plan to continue our drilling program and develop a feasibility study designed to delineate gold reserves to support construction of mining operations. On July 11, 2005, we accepted a joint proposal for a feasibility study by Samuel Engineering, Inc. and Knight Piesold and Company. Samuel Engineering provides services including metallurgical process development and design, and Knight Piesold provides mining, metallurgical, and environmental engineering services.

Possible Future Mine Development

        If warranted by project economics and if we are successful in obtaining adequate additional capital, we propose to build a mine operation on the Borealis site. Our plan will be based on the Plan of Operation filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and feasibility study.

        The Plan of Operation consists of the reopening of a previously reclaimed open pit mining operation. The Plan of Operation does not present an economic analysis, and we have not placed any information in the Plan of Operation regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows.

Mineralized Material Expansion and Exploration Program

        The Borealis property embraces numerous areas with potential for discovery of mineable gold deposits. The defined target areas can be grouped into categories based on our expectation for deposit expansion or potential for discovery. Our current emphasis is focused on targets which are the extensions of previously mined deposits, specifically the East Ridge-Gold View-Northeast Ridge mineralized trend, and around the margins of the Borealis, Freedom Flats, and Deep Ore Flats/Polaris deposits. Each has the potential to add to the material that can be developed as part of the initial mine plan. To date we have drilled 181 holes on the Borealis property. These holes have been completed primarily in areas where resources are known to exist. In addition to advancing existing resources to a higher level of confidence, this drilling program has further information gathering objectives for metallurgical assessment, waste characterization, and hydrological analyses that are required in support of our operating permit applications, environmental assessment, and engineering design. Results from drilling of leachable material will be incorporated into the preparation of the feasibility study.

        In addition to the drilling program required for the preparation of the feasibility study, we propose to undertake a systematic district scale exploration program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (with no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include North Graben, Sunset Wash, Lucky Boy, and others yet to be named.

        Planned activities and expenditures include both field and compilation geology, geophysics, geochemistry, permitting and claim maintenance, road construction and drill-site preparation, reverse circulation (RC) and core drilling, drill-hole assaying, sampling protocol studies and assay quality control, preliminary metallurgical testing, and database management. We estimate that nearly 50% of the budget would be spent directly on drilling (mostly on RC drilling) with approximately 13% on geologists, 10% on assaying, and the remainder divided among the other items. The budget is expected to be sufficient to discover and delineate one or more deposits, but additional funding will be required for detailed development drilling and other development activities.

        Our most significant mineral resource exploration and expansion prospects are described below. All except for Sunset Wash and Lucky Boy are included (or partially included, as is the case for North Graben) within the boundaries of the previously disturbed area. In addition, several other identified resource areas on the Borealis Property are open for further discovery. These prospect (or target) areas have known or projected mineralization and coincident geophysical signatures, and extend under alluvial cover in pediment areas in the southern and southwestern portion of the property. In some areas of the Borealis Property, alluvial gravel covers the altered-mineralized volcanic rocks at lower elevations along the mountain front and overlies some of the best exploration targets.

UNITED STATES MINING LAWS

        Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Borealis Property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        The Borealis Property is situated on lands owned by the United States (Federal Lands). Borealis Mining, as the owner or lessee of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. On Federal Lands, mining rights are governed by the General Mining Law of 1872 as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. Historically, the owner of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

        The operation of mines is governed by both federal and state laws. Part of the Borealis Property is situated within the Toiyabe National Forest, and that part is administered by the U.S. Forest Service. The rest of the Borealis Property is administered by the Bureau of Land Management (BLM). In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Borealis Property, are administered by the BLM. The Forest Service is concerned with surface land use, disturbances and rights-of-way on Federal Lands that it manages. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply. Various permits or approvals from the BLM and other federal agencies will be needed before any mining operations on the Borealis Property can begin.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The bond amount for a large mining operation is significant. Local jurisdictions (such as Mineral County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Mining activities on the Borealis Property are subject also to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. See, “Permitting Requirements,” below. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

PERMITTING

— Permit Acquisition and Fundamental Environmental Permitting Considerations

        In 2004 we initiated a plan to obtain the required principal environmental operating permits in anticipation of a possible mine start-up in 2006 or 2007. Current engineering, results from permit negotiations, and updated mineral resource estimates will serve as the basis for a feasibility study that is scheduled for completion during 2006..

        A staged permit acquisition program is in progress. The first permitting stage, started in the fall of 2003, has been completed. Permits obtained at that time authorized exploration activities needed to prove the mineral resource, condemn the heap sites and support infrastructure, and obtain environmental baseline data to support the permitting packages. A second stage of application for exploration drilling permits was submitted in December 2004 and approval was obtained in May 2005. A Plan of Operations for a new mine was submitted in August 2004 to the U.S. Forest Service and Nevada State agencies. A Water Pollution Control Permit application for the reopening and expansion of the mine was submitted to the Nevada Bureau of Mining Regulation and Reclamation in January 2005. Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

        The permit we applied for focuses on the approximately 460 acre area previously disturbed by mining operations. Deposits within this boundary, subject to permit applications generally, include the oxidized and partially oxidized portions of Borealis, Deep Ore Flats (also known as Polaris), East Ridge, Freedom Flats, and Northeast Ridge which are amenable to a conventional hydrometallurgical gold recovery process such as heap leaching. Also included in the Plan of Operations is the option for development of underground access to the Graben deposit to be used for exploration and future development activities, although no production plan has been submitted for consideration in this mineralized zone at this date. Crocodile Ridge, Middle Ridge, and other deposits within the study area boundaries of the Borealis Property will be added to the permit applications if warranted based on ongoing engineering and in-fill drilling results.

— Permitting Process Overview

        The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be gained, but instead focuses on those that are considered to be the main efforts that are on the critical path for project start-up.

— Environmental Inventories

        There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured. Both the U.S. Forest Service and the Nevada Bureau of Mining Regulation and Reclamation (BMRR) have requirements to profile existing conditions and to evaluate what effects will result from implementing the project plans on those mineral resources.

        Background information on geology, air quality, soils, biology, water resources, social and economic conditions, and cultural resources are currently being assembled for us and will be submitted to the appropriate regulatory agency.

— Permitting Requirements

U.S. Forest Service Requirements

        The Bridgeport Ranger District of the U.S. Forest Service will be the lead agency regulating mining and reclamation activities at the Borealis Property. The permitting process with the U.S. Forest Service consists of filing a Plan of Operations pursuant to the requirements of 36 CFR Part 228, Subpart A. Our Plan of Operations was filed in August 2004 describing the project plans in a step-by-step process. The Plan of Operations describes the development of the deposits identified in the Technical Report and recognizes and anticipates the effects of market impacts such as reductions or increases in gold price, and describes the measures that will be taken to adjust for these changing conditions. The emphasis of the Plan of Operations is on defining the spatial and temporal aspects, as they will affect the land that is managed by the agency. The Plan of Operations also describes the plans to reclaim the site, and includes an estimate of the cost to accomplish that reclamation. This cost estimate is the first step toward establishing the reclamation surety for the site.

        In order to satisfy the reclamation surety requirements of the U.S. Forest Service, we propose to obtain an insurance policy for its benefit. This policy, if obtained on terms acceptable to us, would require us to pay into a “commutation” account of the insurer the agreed cost of the initial future reclamation work. The initial amount covered under the policy will be funded by a deposit into the “commutation” account, in an amount to be negotiated. The amount covered by the policy is expected to increase as reclamation costs increase due to expanded mining related disturbances. This additional policy coverage is expected to be funded from mining revenue once the mine is in operation. Once funded, the account will be available to pay for concurrent and final reclamation expenses as they are incurred. The policy is expected to provide us a mechanism to manage the overall cost of reclamation for a known cost for the entire life of mine and provide financial assurance required by the U.S. Forest Service. We would propose to acquire the policy once the plan of operations and associated reclamation plan are approved by the U.S. Forest Service.

        The National Environmental Policy Act (NEPA) requires that any decision made by a Federal agency must consider the environmental effects of that decision. The USFS will decide whether or not there is a decision to be made, and whether that decision is significant or not. If there is no decision to be made, as in the instance of Categorical Exclusions (CE), the project can proceed with notification only. CE’s are allowed when surface disturbances are limited to less than one mile of new road building. If a decision must be made, an environmental impact evaluation is completed and from that analysis, a determination of whether the environmental impact is significant or not. If the determination is a “finding of no significant impact” (FONSI), then the agency is authorized to approve the plan based on the Environmental Assessment (EA) findings. If the decision is that the impacts are in fact significant, then an Environmental Impact Statement (EIS) is required to arrive at the final decision. There is a significantly increased time period for review and public comment for an EIS versus an EA. Approvals of Gryphon Gold’s site exploration activities to date were authorized under a CE.

        The USFS Bridgeport Ranger District (District) has determined that preparation of an Environmental Assessment (EA) is necessary to comply with the requirements of the National Environmental Policy Act (NEPA). The USFS and we have mutually agreed to have Knight Piesold and Co. (KPCO), a third-party NEPA contractor, prepare the EA. Comments from a variety of stakeholders have been solicited. These comments have been incorporated into a Modified Plan of Operations, which includes some changes from the initial Plan of Operations submitted to account for updated operating plans and required mitigation measures to better protect the environment.

        At the completion of the NEPA process and decision, the reclamation surety must be posted with the USFS prior to any surface disturbance on site. The reclamation cost estimate provided in the Plan of Operations will be reviewed and refined by the agency and an acceptable amount agreed upon among the U.S. Forest Service, BMRR and us.

Nevada Division of Water Resources Requirements

        Development of the Borealis Property will involve significant water demand in an arid region where the water basin has been over-appropriated and for which project water rights have been withdrawn. Successful mining and processing will require careful control of project water and efficient reclamation of project solutions back into the leaching process.

        The Nevada Division of Water Resources (NDWR) is the responsible agency for granting water rights permits. There are two basins from which water rights could be appropriated. The first basin was the water supply for the mining reclamation activities at Borealis during the 1980‘s and early 1990‘s. Although this basin appears to be over allocated to various users, many of these rights go unused, so it may be possible to transfer existing appropriations to the project if necessary. The second basin, located south of the Borealis Property boundary, is undeveloped.

        We believe that water rights granted to us by the NDWR are sufficient to conduct planned operations. A wellfield to perfect this water supply has not yet been tested or developed. We are negotiating with the NDWR for a second set of water rights to the second basin. Granting of the second water right will allow for sufficient capacity to allow for a backup source and capacity for expansion if required.

NDEP Bureau of Mining Regulation and Reclamation Requirements

        The Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (BMRR) regulates mining activities within the state including water pollution control and reclamation.

        The heap leach and process solution ponds are presented in the water pollution control permit application that was filed in January 2004. The permit application package includes the engineering design report for the heap and ponds, certified by a Nevada registered professional engineer. In addition to the engineering report, operating plans describing the mineral processing circuit, fluid management plan, monitoring plans, emergency response plan, temporary closure plan and tentative permanent closure plan were presented. The Water Pollution Control Permit was issued on January 28, 2006.

        BMRR also administers and enforces the requirements relating to the reclamation of land subject to mining or exploration projects.

        A Reclamation Plan that contains the identical information as was contained in the Plan of Operations was submitted to the BMRR in August 2004. The Reclamation Plan is currently under review and a decision is expected during 2006.

        We will be required to post a reclamation bond from a financial institution or otherwise set aside a corresponding amount for the benefit of BMRR. We anticipate that BMRR will accept the reclamation bond we post for the benefit of the U.S. Forest Service.

Nevada Division of Environmental Protection — Bureau of Air Quality Requirements

        Prior to the commencement of construction activities, an air quality permit will be necessary. The Nevada Bureau of Air Quality (BAQ) regulations state that a process flow diagram must be generated to communicate the technical aspects of the process/activity and determine which class of permit will be required. We have prepared the required process flow diagram and submitted our permit application. On April 28, 2006 the Class II air quality permit was issued by BAQ.

United States Regulatory Matters

General

        All of our exploration activities in the United States are subject to regulation by governmental agencies under various mining and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water-pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies. We believe that we are in substantial compliance with all such applicable laws and regulations. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our operations or financial condition. We evaluate our projects in light of the cost and impact of regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.

        Generally, compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Some permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.

U.S. Federal and State Environmental Law

        Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws. Proposed mining activities on federal land trigger regulations promulgated by the U.S. Forest Service (USFS), the Bureau of Land Management (BLM), and potentially other federal agencies, depending on the nature and scope of the impacts. For operations on federal public lands administered by the BLM that disturb more than five acres, an operator must submit a Plan of Operations to BLM. On USFS-administered lands, the USFS requires the submission of a notice for all mining operations, regardless of size, and a Plan of Operations if the USFS determines that there will be any “significant” disturbance of the surface.

        The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA liability. We cannot predict the likelihood of future CERCLA liability with respect to our properties or surrounding areas that have been affected by historic mining operations.

        Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

        Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

        Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

        The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An “Environmental Assessment” (EA) may be adequate for smaller projects. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

        The Endangered Species Act (ESA) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future.

Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

        We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

U.S. Federal and State Reclamation Requirements

        We are subject to land reclamation requirements under state and federal law, which generally are implemented through reclamation permits that apply to exploration activities. These requirements often mandate concurrent reclamation and require the posting of reclamation bonds or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.

        Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We believe that we currently are in substantial compliance with and are committed to maintaining all of our financial assurance and reclamation obligations pursuant to our permits and applicable laws.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is quoted on the Toronto Stock Exchange (“TSX”). Our common shares commenced trading on the TSX on December 22, 2005. Before trading on the TSX our stock was not publicly traded on any exchange. On June 1, 2006, it became possible to trade our stock through the Over The Counter market in the United States. The high and low bid quotations of our common stock on the TSX were as follows:

Period	High	Low

2006
First Quarter (TSX)	Cdn$1.54	Cdn$1.15

2005
Fourth Quarter (TSX)	Cdn$1.15	Cdn$0.91

        (1)  Our shares were initially quoted for trading on December 22, 2005. There was no quote prior to December 22, 2005.

        As of June 6, 2006, the closing bid quotation for our common stock was Cdn$ 1.60 per share as quoted by the TSX.

        As of June 6, 2006, we had 40,493,370 shares of common stock issued and outstanding, held by approximately 200 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

DIVIDEND POLICY

        We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATES

        There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2005.

USE OF PROCEEDS

        We originally estimated that the net proceeds from the sale of units in the initial public offering (IPO), after deducting the underwriting discounts and commissions and expenses, would amount to $2,820,000 or $3,425,000 if the underwriters exercised their over allotment option in full. The underwriters did exercise their over allotment option in full and we sold a total of 6,900,000 units in the IPO. Actual net proceeds from the IPO were $2,794,557, due to higher than expected expenses of the IPO. These costs were higher than anticipated due to the complexity of the dual securities registration process (USA and Canada) and, as a percentage of funds raised, were high due to the fixed nature of many of the costs.

        The following table presents the original estimate of how we planned to use the net proceeds from the IPO, the actual net proceeds and actual exploration spending from January 1, 2006 to March 31, 2006:

Description	Original Estimate of Net Proceeds	Actual Net Proceeds	Actual spending to March 31, 2006
Exploration, sampling and testing of the Borealis Property	$1,500,000(1)		$461,000(2)
General corporate purposes, including working capital needs	$1,320,000
Total	$2,820,000	$2,795,000

(1)	Exploration, sampling and testing consisting of an exploration program outside the Borealis site (previously disturbed area) to target new potential new deposits. This work to include geophysical and geochemical surveys, drilling, assays, metallurgical testing and related permitting.
(2)	Actual spending on exploration, sampling and testing program solely targeting deeper deposits (outside the scope of the feasibility study) inside the Borealis site (previously disturbed area) to expand the size of known deposits. This work included drilling and assays. Does not include other spending related to definition drilling and testing program related to near surface deposits. See also Results of Operations below.

        Subsequent to the IPO we completed a private placement of units on March 24, 2006. We issued 5,475,000 units at a price of $1.07 (Cdn$1.25), for gross proceeds of $5,854,144 Each unit consisted of one share of common stock and one half of one Series B share purchase warrant. The net proceeds of this placement are also expected to be applied to fund the exploration and development of the Borealis property. The private placement was not underwritten. We paid cash fees of $317,085 and issued 280,500 warrants to agents and the total cost of the private placement, including agent fees was $720,875. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

        In May 2005 we initiated a new drilling program which is continuing. As of May 19, 2006, approximately 149 holes and 70,085 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

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

        In December, 2005, we completed an underwritten initial public offering of 6,900,000 units for gross proceeds of Cdn$5.9 million. The units were sold at a price of Cdn$0.85 each and consisted of one common share and one Class A warrant. Each Class A warrant is exercisable until December 22, 2006 at a price of Cdn$1.15. The common shares are listed on the Toronto Stock Exchange under the symbol "GGN".

        In March, 2006, we completed a private placement of 5,475,000 units for gross proceeds of Cdn$6.8 million. The units were sold at a price of Cdn$1.25 each and consisted of one common share and one-half of one Series B warrant. Each whole Series B warrant is exercisable until March 23, 2007 at a price of Cdn$1.65.

        The proceeds of the above offerings will be used for the completion of the feasibility study and for the exploration and development program on the Borealis Property, as well as for working capital.

        Our plan for the 2007 fiscal year (ending March 31, 2007) is to work to complete the feasibility study and mine plan for our Borealis Property and, if warranted, and if we are able to raise sufficient additional capital, building an open pit heap-leach mine. The following activities are planned for fiscal 2007:

•	Continuation of the permitting process, with the aim of obtaining substantial permits for mine development expected early in the 2007 fiscal year.

•	Completion of a drilling program and a feasibility study designed to classify current resources into ore reserves and to develop an economic mine plan.

•	Initiate an exploration program to assess several identified zones on the Borealis property which have gold mineralization potential similar to the previously mined area.

DISCUSSION AND ANALYSIS

        This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Stock-based compensation
As permitted by the Statement of Financial Accounting Standards we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for our employees and Directors stock-based compensation. Based on these standards, no compensation expense is recognized at the time of any option grant if the exercise price of the employees and/or Directors stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant.

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

Tax valuation allowance
We have recorded a valuation allowance that fully reserves for our deferred tax assets because at this time we cannot establish that we will be able to utilize the tax loss carryforwards in the future. If in the future we determine that we will be able to use all or a portion of our deferred tax assets, based on our projections of future taxable income, we will reduce the valuation allowance, thereby increasing income in that period.

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

Recent Accounting Pronouncements
The United States Securities and Exchange Commission recently announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"). Registrants must adopt SFAS 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first annual period beginning after December 15, 2005. We adopted SFAS 123(R) effective April 1, 2006.

The Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. To date the Company has not incurred any stripping costs. We adopted the consensus effective April 1, 2006.

RESULTS OF OPERATIONS

        We continue to be an exploration stage company since we do not have proven mineral reserves and currently have no producing mineral properties. We had no revenues, other than interest income, during all relevant reporting periods.

Year ended March 31, 2006 compared to the year ended March 31, 2005

        For the year ended March 31, 2006 we had a net loss of $5.6 million, or $0.19 per share, compared to a net loss of $2.5 million, or $0.17 per share, as spending on our exploration activities increased significantly. The current year period loss does not reflect the costs directly related to the completion of our initial public offering (IPO) in December 2005 and a private placement in March 2006, as those costs are treated as share issue costs and are offset directly against the proceeds of the offering.

        Exploration expenses during the year ended March 31, 2006 were $3,657,010 or 63% of our total expenses compared to $1,009,173 or 40% of total expenses in the prior year. The increase in spending was all related to continuation of permitting activities and the drilling program and feasibility study on our Borealis property initiated in May 2005 and ongoing. During the year we drilled a total of 136 reverse circulation holes (totaling 60,830 feet) on the Borealis property, compared to 32 holes drilled during the prior year.

        Management salaries and consulting fees were $1,145,626 compared to $1,059,871 expended in the prior fiscal year, as staffing increased. Legal and audit fees expensed increased to $307,942 from $217,457 spent in fiscal 2005, the increase in costs reflecting activity related to exploring financing alternatives and changing our reporting to US generally accepted accounting principles (GAAP) from Canadian GAAP. Our travel and accommodation expenses were $154,887, up from $125,950 spent in the prior year, the increase is due to higher staffing and travel related to financing activities prior to the IPO and also more frequent travel to the Borealis property. Travel costs directly related to the IPO were recorded as part of share issue costs in stockholders' equity. General and administrative expenses for the year were $480,891 up from $116,219 in the prior year. The increase was due to higher spending on investor relations, rent with the establishment of our Lakewood office in September, office support, insurance and telephone. Interest income earned on cash deposits was $168,170 compared to $9,646 in the prior year due to significantly higher cash balances in 2006 and the use of interest bearing bank accounts for a full year in 2006 compared to only part of the year in 2005.

Year ended March 31, 2005 compared to period from incorporation to March 31, 2004

        For the year ended March 31, 2005 we had a net loss of $2,525,420 million, or $0.17 per share, compared to a net loss of $1,115,925 million in the period from incorporation on April 23, 2003 to March 31, 2004. Expenditure levels increased in all categories as activities gradually increased from the initial start-up from incorporation and acquisition of an earn-in option on the Borealis Property in 2004. This included activities on the Borealis Property (exploration and permitting) and corporate activities, all of which were performed by our officers and by contract consultants. During fiscal year 2004 and until December 2004, management and consulting services of four of our senior officers (Messrs. Matter, Gordon, Ker and Sitar) were provided pursuant to consulting contracts. Starting on January 1, 2005 these senior officers entered into employment relationships with Gryphon Gold and were compensated by way of salaries, bonuses and stock options.

        Exploration expenses reached $1,009,173 in 2005, up from $442,232 in the prior period reflecting the fact that we entered into the Option and Joint Venture Agreement part way through the 2004 fiscal year. As a result, many costs incurred in 2004 related to due diligence activities and early evaluation of the Borealis Property. In addition, the 2004 fiscal year was only 11 months. During 2005, activities related to the Borealis Property continued to increase in scope. Efforts were directed to the preparation of the Plan of Operations, which was submitted to the U.S. Forest Service in August 2004, and improving our geologic understanding of the Borealis Property. This involved spending in the following categories: drilling $129,014, engineering $119,299, project management $198,343 and property maintenance $495,852, all up significantly from the partial year prior period.

        Legal and audit costs increased from $105,083 to $217,457 in 2005 reflecting the costs related to the negotiation of our purchase of a 100% interest in the Borealis property and increased level of financing activity during the year.

        Management salaries, bonuses and consulting fees were $1,059,871 in 2005, up from $404,860 due to increased use of consultants, the addition of two officers (Messrs. Ker and Sitar) as business activity increased significantly in 2005, and the recognition of compensation expense related to the sale of shares to Mr. Sitar.

Liquidity and Capital Resources

        Our principal source of liquidity is cash which is raised by way of sale of shares of common stock from treasury. On December 22, 2005 we completed an underwritten initial public offering (IPO) in Canada by selling 6,900,000 units, consisting of one share of common stock and one Class A warrant, at Cdn$0.85 per unit. The shares were listed on the TSX for trading. The net proceeds of this offering were $2,794,557 after deducting costs of $2,241,940. These costs, which include underwriters' discounts and commissions, were higher than anticipated due to the complexity of the dual securities registration process (USA and Canada) and, as a percentage of funds raised, were high due to the fixed nature of many of the costs.

        During the fiscal year ended March 31, 2006 total cash of $12,574,836 was raised from the sale of stock in private placements and the IPO, net of costs, compared to $4,684,350 raised in the prior year. During 2006 a total of $1,122,881 was invested in the mineral property, principally in payments to Golden Phoenix and to establish additional claims; $152,928 was invested in equipment, including an electronic spectrometer, pick-up truck, computers and furniture. By comparison, in the prior year $575,573 was invested in the mineral property and $15,092 was invested in equipment.

        At March 31, 2006 we had working capital of $8,374,384, and we had current assets consisting of $9,390,925 in cash, $81,250 in accounts receivable and $110,090 in prepaid expenses. We had $1,207,881 in current liabilities at March 31, 2006, consisting of $1,197,823 in accounts payable and accrued liabilities and $10,058 in current portion of a capital lease. We believe we have sufficient working capital to fund completion of our drilling program, permitting and feasibility study, costs related to lease and claim maintenance fees and general and administrative expenses for an extended period of time. In order to bring the Borealis property into production we will need to obtain additional capital.

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

We currently have 11 employees and expect the number to gradually increase.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The Company makes advance royalty payments of $8,614 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims, the Company makes payments totaling approximately $102,000 annually. These payments are contingent upon the Company maintaining an interest in the property.

        As of March 31, 2006, we had the following non-cancelable contractual obligations:

	Payments Due by Period

	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years

Capital Lease obligation	$29,382	$10,058	$19,324	$0
Operating Lease Obligation	79,504	34,073	45,431	0	0
Operating Lease Obligations	170,324	35,940	73,956	60,428	0

Total	279,210	80,071	138,711	60,428	0

The capitalized lease is for the purchase of a truck.
Contractual obligation (1) is the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $2,839 per month.
Contractual Obligation (2) is the rental of office space in Lakewood CO with an initial term 5 year term, terminating October 2010 and payments of approximately $2,995 per month.

ITEM 7- FINANCIAL STATEMENTS

Consolidated Financial Statements

Gryphon Gold Corporation
(an exploration stage company)
March 31, 2006 and 2005
(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders of
Gryphon Gold Corporation
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2006 and 2005 and the period from April 24, 2003 (inception) to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and the period from April 24, 2003 (inception) to March 31, 2006, in conformity with United States generally accepted accounting principles.

Vancouver, Canada,	/s/ Ernst & Young LLP
June 14, 2006.	Chartered Accountants

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	As at March 31
	2006 $	2005 $

ASSETS
Current
Cash	9,390,925	3,065,436
Accounts receivable	81,250	8,735
Subscriptions receivable [note 7]	-	54,360
Prepaid expenses	110,090	27,615

Total current assets	9,582,265	3,156,146

Reclamation deposit [note 9]	59,800	31,400
Equipment [note 3]	152,946	22,936
Mineral property costs [note 4]	1,898,207	1,775,326

	11,693,218	4,985,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	1,197,823	453,193
Mineral property acquisition obligation [note 4]	-	1,000,000
Current portion of capital lease [note 11]	10,058	-

Total current liabilities	1,207,881	1,453,193

Capital lease [note 11]	19,324	-
Commitments [note 10]
Stockholders' equity
Common stock	40,295	21,692
Additional paid-in capital	19,669,399	7,152,268
Deficit accumulated during the exploration stage	(9,243,681)	(3,641,345)

Total stockholders' equity	10,466,013	3,532,615

	11,693,218	4,985,808

See accompanying notes

On behalf of the Board:

/s/ Albert J. Matter Albert J. Matter	/s/ Anthony (Tony) D.J. Ker Anthony (Tony) D.J. Ker

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)

	Year ended March 31, 2006 $	Year ended March 31, 2005 $	Period from April 24, 2003 (inception) to March 31, 2006 $

EXPENSES
Exploration [note 5]	3,657,010	1,009,173	5,108,415
Management salaries and consulting fees [note 7]	1,145,626	1,059,871	2,610,358
General and administrative	480,891	116,219	683,933
Legal and audit	307,942	217,457	630,482
Travel and accommodation	154,887	125,950	364,545
Depreciation	22,918	6,596	32,062
Foreign exchange (gain) loss	1,232	(200)	(6,478)
Interest income	(168,170)	(9,646)	(179,636)

Net loss and comprehensive loss for the period	(5,602,336)	(2,525,420)	(9,243,681)

Basic and diluted loss per share	(0.19)	(0.17)

Basic and diluted weighted average number of
common shares outstanding	29,350,317	15,287,736

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Stated in U.S. dollars)

	Common Stock			Deficit
	Shares #	Amount $	Additional Paid-In Capital $	Accumulated During the Exploration State $	Total $

Balance, March 31, 2004	14,376,000	14,376	2,480,824	(1,115,925)	1,379,275
Shares issued:
For private placements
[note 6[a]]	7,315,962	7,316	4,598,059	-	4,605,375
Share issue costs
[note 6[a]]	-	-	(156,015)	-	(156,015)
Compensation component of
shares issued [note 7]	-	-	150,000	-	150,000
Fair value of agent's
warrants issued [note 6[b]]	-	-	45,100	-	45,100
Fair value of options
granted to a consultant
[note 6[c]]	-	-	34,300	-	34,300
Net loss for the year	-	-	-	(2,525,420)	(2,525,420)

Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,345)	3,532,615
Shares issued:
For private placements	11,505,408	11,505	9,762,424	-	9,773,929
Share issue costs	-	-	(489,013)	-	(489,013)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	-	5,036,497
Share issue costs (IPO)	-	-	(2,241,940)	-	(2,241,940)
Fair value of agents'
warrants issued on private
placements [note 6[b]]	-	-	111,640	-	111,640
Fair value of underwriters'
compensation warrants on IPO
[note 6[b]]	-	-	135,100	-	135,100
Exercise of warrants	197,500	198	194,085	-	194,283
Fair value of options granted
to consultants [note 6[c]]	-	-	15,258	-	15,258
Net loss for the period	-	-	-	(5,602,336)	(5,602,336)

Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)

	Year ended March 31, 2006 $	Year ended March 31, 2005 $	Period from April 24, 2003 (inception) to March 31, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(5,602,336)	(2,525,420)	(9,243,681)
Items not involving cash:
Depreciation	22,918	6,596	32,062
Compensation, shares and fair value of
options issued for consulting fees	15,258	192,675	353,933
Changes in non-cash working capital items:
Amounts receivable	(72,515)	(7,231)	(81,250)
Accounts payable and accrued liabilities	744,630	380,861	1,197,823
Prepaid expenses	(82,475)	(19,881)	(110,090)

Cash used in operating activities	(4,974,520)	(1,972,400)	(7,851,203)

INVESTING ACTIVITIES
Reclamation deposit	(28,400)	(31,400)	(59,800)
Purchase of equipment	(123,546)	(15,092)	(155,626)
Mineral property expenditures	(1,122,881)	(575,573)	(1,898,207)

Cash used in investing activities	(1,274,827)	(622,065)	(2,113,633)

FINANCING ACTIVITIES
Cash received for shares issued	15,004,689	4,460,500	21,561,764
Share issue costs	(2,484,213)	(110,915)	(2,595,128)
Subscription receivables collected	54,360	334,765	389,125

Cash provided by financing activities	12,574,836	4,684,350	19,355,761

Increase in cash during the period	6,325,489	2,089,885	9,390,925
Cash, beginning of period	3,065,436	975,551	-

Cash, end of period	9,390,925	3,065,436	9,390,925

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported amounts of expenses incurred during the period. Significant areas requiring the use of management estimates include the determination of potential impairments of asset values, the calculation of fair values of options and warrants, and rates for depreciation of equipment. Actual results could differ from those estimates.

Financial instruments

The Company’s financial instruments consist of current assets and current liabilities, the fair value of which approximate their carrying values due to their short-term nature. Financial risk is the risk arising from fluctuations in foreign currency exchange rates. The Company does not use any derivative or hedging instruments to reduce its exposure to fluctuations in foreign currency exchange rates or metal prices.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Mineral property acquisition costs

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or written-off if the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

Exploration and development costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

The U.S. dollar is the functional currency of the Company. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise the amounts. Translation gains and losses are included in the determination of net income.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Equipment

Equipment is recorded at cost and is comprised of office furniture, a vehicle, computer and lab equipment. The truck is being amortized on a straight line basis over 2 years; other equipment is being amortized on a straight line basis over 5 years.

Income taxes

Income taxes are accounted for using the liability method of tax allocation. Under this method deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment. In addition, deferred tax assets are recognized to the extent their realization is more likely than not.

Stock-based compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123 for its employee and director stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee or director stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant.

For options issued to consultants, the Company measures compensation based on the fair value method as prescribed under SFAS No. 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to consultants. The Company applies the fair value based method of accounting for stock issued at below market value to employees and directors. The difference between fair value and the price at which stock is issued to employees and directors is recognized as compensation expense.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Loss per share

Loss per common share is determined based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are applied to repurchase common shares at the average market price for the period. Stock options and warrants are dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $7,000 which is disclosed further in Note 9.

Recent accounting pronouncements

On April 15, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). The SEC would require that registrants adopt SFAS 123(R)‘s fair value method of accounting for share-based payments to employees no later than the beginning of the first annual period beginning after December 15, 2005. The Company plans to adopt SFAS 123(R) effective, April 1, 2006. The estimated impact in fiscal 2007 for options granted in fiscal 2006, which will vest in fiscal 2007, is $134,100 of additional compensation expense.

On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) of the EITF Issue 04-6 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. To date the Company has not incurred any stripping costs. The Company plans to adopt the consensus effective April 1, 2006.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation.

3.	EQUIPMENT

	March 31, 2006

	Cost $	Accumulated Depreciation $	Net Book Value $

Office and lab equipment	152,504	27,974	124,530
Truck under capital lease	32,504	4,088	28,416

Total	185,008	32,062	152,946

	March 31, 2005

	Cost $	Accumulated Depreciation $	Net Book Value $

Office equipment	32,080	9,144	22,936

4.	MINERAL PROPERTY

The Company initially entered into a property option agreement dated July 21, 2003 to acquire up to a 70% interest in the Borealis property in Nevada, USA from Golden Phoenix Minerals, Inc. for cash consideration of $125,000 and the obligation to make qualifying expenditures over several years. On January 28, 2005, the Company purchased outright the rights to a full 100% interest in the property for $1,400,000. A cash payment of $400,000 was made on closing and the Company accrued the outstanding liability of $1,000,000. This amount was paid in four quarterly payments of $250,000 over the following 12 months.

Total $

Mineral property costs, March 31, 2004	199,753
Expenditures during the year	1,575,573

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the current year	122,881

Mineral property costs, March 31, 2006	1,898,207

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

5.	EXPLORATION

	Year ended March 31, 2006 $	Year ended March 31, 2005 $	Period from April 24, 2003 (inception) to March 31, 2006 $

NEVADA, USA
Borealis property
Exploration:
Property maintenance	660,722	495,852	1,300,711
Project management	260,057	198,343	608,226
Drilling	1,835,650	129,014	1,970,144
Engineering	304,774	119,299	447,548
Geologic and assay	414,595	35,992	565,963
Metallurgy	181,212	30,673	215,823

Total exploration	3,657,010	1,009,173	5,108,415

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

6.	CAPITAL STOCK

a]	Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

Issued shares of common stock:

	Price per Share $	Number of Shares #	Par Value $	Additional Paid-in Capital $	Total $

Balance at March 31, 2004	-	14,376,000	14,376	2,480,824	2,495,200
Issued for:
private placements [note 7]	0.35	500,000	500	174,500	175,000
private placements	0.65	6,815,962	6,816	4,423,559	4,430,375
compensation component of shares
issued [note 7]	-	-	-	150,000	150,000
Less:
share issue costs - cash	-	-	-	(110,915)	(110,915)
share issue costs - fair value of
agent's warrants (b)	-	-	-	(45,100)	(45,100)
Fair value of options granted to a
consultant (c)	-	-	-	34,300	34,300
Fair value of warrants issued to
agent as compensation for services
provided (b)	-	-	-	45,100	45,100

Balance at March 31, 2005		21,691,962	21,692	7,152,268	7,173,960
Issued for:
private placements	0.65	6,030,408	6,030	3,913,735	3,919,765
Initial Public Offering (IPO)	Cdn$0.85	6,900,000	6,900	5,029,597	5,036,497
private placement	Cdn$1.25	5,475,000	5,475	5,848,669	5,854,144
exercise of Series A warrants	Cdn$1.15	197,500	198	194,085	194,283
Less:
share issue costs - cash	-	-	-	(2,484,213)	(2,484,213)
share issue costs - fair value of
underwriters' compensation
warrants on IPO (b)	-	-	-	(135,100)	(135,100)
share issue costs - fair value of
agents' warrants on private
placements (b)	-	-	-	(111,640)	(111,640)
Fair value of options granted to
consultants (c)	-	-	-	15,258	15,258
Fair value of warrants issued to
underwriters as compensation for
services provided - IPO (b)	-	-	-	135,100	135,100
Fair value of warrants issued to
agents as compensation for
services provided (b)	-	-	-	111,640	111,640

Balance at March 31, 2006		40,294,870	40,295	19,669,399	19,709,694

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

6.	CAPITAL STOCK (cont’d.)

During the quarter ended June 30, 2005, the Company completed private placements of 6,030,408 units at $0.65, with each unit comprising one common share and ½ of one common share warrant. Each whole warrant entitles the holder to purchase a common share at a price of $0.90 per share until December 22, 2006. The Company also issued 130,000 compensation warrants to an agent with respect to one of these private placements.

On December 22, 2005 the Company completed an initial public offering of 6,900,000 units at a price of Cdn$0.85 per unit. Each unit consisted of one share of common stock and one Series A warrant to purchase one share of common stock exercisable until December 22, 2006 at Cdn$1.15. Total share issue costs associated with this offering were $2,241,940 which includes the fair value of warrants issued to the underwriters as compensation, as described in note 6[b] below.

On March 24, 2006 the Company completed a private placement of 5,475,000 units at Cdn$1.25, each unit consisted of one common share and ½ of one Series B warrant. Each whole Series B warrant entitles the holder to purchase a common share at a price of Cdn$1.65 per share until March 23, 2007. The Company also issued 280,500 compensation warrants (Series C warrants) to agents with respect to this private placement.

b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants #	Fair Value of Warrants $

Warrants outstanding, March 31, 2004
Issued for:
Private placements	3,407,981	-
Agent's compensation	141,008	45,100
Exercised	-	-

Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	-
Agent's compensation on private placement	130,000	35,100
Initial Public Offering (IPO) - Series A	6,900,000	-
Underwriters' compensation on IPO	690,000	135,100
Private placements - Series B	2,737,500	-
Agents' compensation on private placement -
Series C	280,500	76,540
Exercised	(197,500)	-

Warrants outstanding, March 31, 2006	17,104,693	291,840

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

6.	CAPITAL STOCK (cont’d.)

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2006:

Warrants Outstanding and Exercisable

Warrants #	Average Remaining Life Years #	Weighted average exercise price

271,008	1.4	$0.65
690,000	0.7	Cdn$0.85
6,423,185	0.7	$0.90
6,702,500	0.7	Cdn$1.15
280,500	1.0	Cdn$1.40
2,737,500	1.0	Cdn$1.65

17,104,693	0.8	$1.22*

* Based on the March 31, 2006 exchange rate of Cdn$1.1680 equals US$1.

The fair value of agents’ and underwriters’ warrants issued during 2006 and 2005 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions respectively: a risk-free interest rate of 3.02% to 4.7% as of the date of transaction; expected life of 3 and 1 years depending on their terms; an expected volatility of 53% to 72% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

c]	Stock options:

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123 for its employee and director stock-based compensation.

On March 29, 2005, the Board of Directors adopted the 2004 Stock Incentive Plan (“the Plan”) and on May 13, 2005 the Plan was approved by the shareholders. Under the Plan a total of 3,000,000 stock options may be granted over a 10 year period, with vesting provisions determined by the Board. On the date of adoption 2,000,000 options were granted to directors, officers and a consultant which vested immediately and are exercisable for 5 years at a price of $0.75 per share. The consultant received 100,000 options which resulted in compensation expense of $34,300 being recorded as consulting fees during the year ended March 31, 2005.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

6.	CAPITAL STOCK (cont’d.)

In August 2005, two newly appointed directors were granted 300,000 options which vest over the following 18 months and are exercisable for 5 years at a price of $0.75 per share. In September 2005, a newly appointed officer was granted 100,000 options which vest over the following 24 months and are exercisable for 5 years at a price equal to the initial public offering price of units of Cdn$0.85 per share.

In November 2005, two employees were granted 95,000 options and a consultant was granted 20,000 options. These options vest over 18 to 24 months and are exercisable for 5 years at a price equal to the initial public offering price of units of Cdn$0.85 per share. The option grant to the consultant resulted in a compensation expense of $7,560 being recorded.

During the quarter ended March 31, 2006, the Company granted a total of 364,000 stock options, 189,000 to four employees exercisable at prices between Cdn$1.15 — Cdn$1.37 and 175,000 to four consultants exercisable at prices between Cdn$1.25 – Cdn$1.37. The options grant to three of the four consultants resulted in a compensation expense of $7,698 being recorded. These options vest over 14 to 24 months and are exercisable for 5 years from the date of the grant.

The following table summarizes information about stock options outstanding as at March 31, 2006:

Stock Options Outstanding and Exercisable

Stock Options #		Average Remaining Life Years #	Weighted average exercise price

Outstanding	Exercisable
2,300,000	2,150,000	4.0	$0.75
215,000	65,000	4.5	Cdn$0.85
90,000	18,000	4.8	Cdn$1.15
10,000	10,000	0.3	Cdn$1.21
100,000	-	4.9	Cdn$1.25
4,000	4,000	0.3	Cdn$1.28
160,000	25,000	5.0	Cdn$1.37
2,879,000	2,272,000

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

6.	CAPITAL STOCK (cont'd.)

The impact on the Company's net loss and net loss per share had the Company recognized stock-based compensation using the fair value method for options issued to employees and directors would have been as follows:

	Year ended March 31, 2006 $	Year ended March 31, 2005 $	Period from April 24, 2003 (inception) to March 31, 2006 $

Net loss for the period	(5,574,820)	(2,525,420)	(9,216,165)
Additional compensation expense	(112,016)	(651,700)	(763,716)

Pro forma net loss for the period	(5,686,836)	(3,177,120)	(9,979,881)

Pro forma basic and diluted loss per share	(0.19)	(0.21)

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2006	2005

Dividend yield	0%	0%
Expected volatility	53% - 70%	72.3%
Risk free interest rate	3.38% - 4.7%	3.24%
Expected lives	3 years	4 years

Options pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

7.	RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below.

As of January 1, 2005, Company officers entered into employment arrangements, replacing previous consulting arrangements for technical and management services provided by them. Non-independent Directors and officers of the Company were paid $Nil in 2006 [2005 — $429,946] through consulting arrangements for technical and management services.

At March 31, 2006 there were no amounts receivable from officers and directors [2005 — $54,360].

On September 7, 2004, the Company signed an employment agreement with a key employee which among other things required him to purchase 500,000 common shares at $0.35 per share. The Company has determined that the fair value of the stock at the time was $0.65 per share and accordingly recorded an additional $150,000 of compensation expense during the year ended March 31, 2005.

8.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2006 $	2005 $

Deferred tax assets
Net operating loss carryforwards	1,882,191	1,050,502
Mineral property basis	316,168	189,711
Feasibility costs	127,185	-
Exploration costs	1,064,086	88,120
Equipment	1,637	-

Total deferred tax assets	3,391,266	1,328,333
Valuation allowance	(3,359,325)	(1,326,909)

Net deferred tax assets	31,941	1,424

Deferred tax liabilities
Equipment	-	(776)
Prepaid expenses	(31,941)	(648)

Total deferred tax liabilities	(31,941)	(1,424)

	-	-

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

8.	INCOME TAXES (cont’d.)

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2006 and 2005.

The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rates 37.06% [2005 — 37.06%] is as follows:

	2006 $	2005 $

Tax at statutory tax rates	(855,179)	(846,981)
State taxes, net of federal benefit	(50,333)	(75,870)
Permanent differences	1,030	5,006
Change in valuation allowance	904,482	917,845

	-	-

At March 31, 2006 the Company has non-capital losses of approximately $5.4 million [2005 — $2.8 million] in the United States available for future deduction from taxable income and which expire prior to 2026. The Company has not recognized as an asset any of these potential deductions as it cannot be considered more likely than not that they will be utilized.

9.	RECLAMATION DEPOSIT

The Company has purchased a performance bond in the amount of $59,800 (2005 — $31,400) from an insurance company in support of its potential future obligations under a Plan of Operation for exploration filed with the U.S. Forest Service. At March 31, 2006, the Company recorded a reclamation liability of $7,000 (2005 – nil) representing future obligations related to its drilling activities completed to March 31, 2006. The Company continues to hold the bond in support of potential future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

10.	COMMITMENTS

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

The Company rents office space in Lakewood, CO and Vancouver, BC for initial 5 and 3 year terms, respectively. The following are the related commitments over the next 5 years:

$

2007	70,014
2008	70,706
2009	48,682
2010	38,016
2011	22,412

11.	CAPITAL LEASE

The Company entered into a two year lease, maturing in December 2007, to acquire a truck. The transaction is accounted for as a capital lease, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated. The actual lease payments are $1,059 per month with a residual payment of $12,000 at the maturity date.

The present value of required payments:

$

2007	10,058
2008	19,324

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. dollars)

March 31, 2006

12.	SUBSEQUENT EVENTS

[a]	On April 4, 2006, the Board of Directors approved the implementation of a new 2006 Incentive Compensation Plan, alloting 3,000,000 shares to be reserved of common stock for issuance to employees, officers, directors, consultants and advisors as stock options and an additional 1,000,000 shares of common stock to be reserved for Restricted Stock Units.

[b]	On April 4, 2006, the Board of Directors approved the grant of 1,570,000 stock options to officers, employees, directors and a consultant. These options vest over 3 to 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.37 per share.

[c]	Effective April 18, 2006, the Board of Directors approved the grant of 290,000 stock options to an officer and certain employees. The options vest over 12 to 30 months and are exercisable for 5 years at a price of Cdn$1.37 per share. Additionally, up to 25,000 common shares were granted to an officer under a Restricted Stock Unit Plan and vest over 12 to 24 months

The amendment to the stock option plan, grants of options and stock are subject to shareholder approval at the next annual general meeting.

[d]	On May 26, 2006, the Board of Directors approved the grant of 30,000 stock options to an outside consulting firm who will be providing certain investor relations services to the company. The options vest over the next 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.60 per share.

[e]	On June 10, 2006, 129,000 units compromising one share of common stock and ½ of one common share warrant, were issued in a private placement at a price of Cdn$1.35 per unit. The private placement was purchased by an officer and an employee of the company.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A- CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures which are adequately designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B- OTHER INFORMATION

NONE

PART III

ITEM 9- DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

        The following table and information that follows sets forth, as of March 31, 2006, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since

Allen S. Gordon	Director,	Chief Executive Officer,	April 30, 2003
Evergreen, Colorado	Chief Executive Officer and President	Gryphon Gold Corporation since August 2005;

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since

President, 2003 to present, and Chief Operating
Officer, 2003 to August 2005, Gryphon Gold
Corporation; Senior Vice President of Mining
Operations, National Gold Corporation in 2002;
Chief Operating Officer of NRX Global
(USA) Corp., 2000 to 2002.

Albert J. Matter	Director and	Executive Chairman,	April 30, 2003
Vancouver,	Executive Chairman and Chairman	since August 2005; Chairman of the Board and Vice
British Columbia	of the Board	President of Corporate Development, Gryphon Gold
Corporation, 2003 to present.
President National Gold Corporation, 1999 to 2002.

Donald E. Ranta	Director,	Vice President, Gryphon	June 14, 2003
Lakewood, Colorado	Vice President of Exploration	Gold Corporation 2003 to present. Consulting
geologist 2001-2003.
President, NRX Global (USA) Corp., 2000-2002.

Christopher E. Herald	Director	President and CEO,	December 30, 2003
Wheat Ridge, Colorado		Crown Resources Corporation, 1988 to present.

Richard W. Hughes	Director	President of Klondike	June 14, 2003
North Vancouver,		Gold Corp. 1985 to present.
British Columbia

Rohan Hazelton	Director	Vice President Finance, formerly corporate Controller	July 6, 2005
North Vancouver,		2004 to present and Mgr. Treasury and Finance,
British Columbia		2002 to 2004, Goldcorp Inc. (and Predecessor
Wheaton River Minerals Ltd.) Auditor, Deloitte
& Touche LLP, 1999 to 2002.

Donald W. Gentry	Director	President, Chief Executive	July 18, 2005
Bella Vista, Arkansas		Officer, Chairman and Director of PolyMet Mining
Corporation, 1998 to 2003

Anthony (Tony) D. J. Ker	Director,	Executive Vice President,	May 7, 2004
West Vancouver,	Executive Vice President,	Gryphon Gold Corporation, 2003 to present, General
British Columbia	Secretary and Treasurer	Manager, Transcontinental Printing Inc.,
1996 to 2004.

Thomas Sitar	Former Chief Financial	Chief Financial Officer,	—
Vancouver,	Officer	Gryphon Gold Corporation, 2004 to May 15, 2006,
British Columbia		Vice President Finance, Weldwood of Canada
Limited, 1998 to 2003.

Michael K. Longinotti	Chief Financial	Chief Financial Officer, appointed May 15, 2006	—
North Vancouver,	Officer	Chief Financial officer Digital Payment Technologies
British Columbia		February 2005 to May 2006, CFO Knight Signs Sept
2004 to February 2005, CFO Silent Witness, Nov.
2000 to June 2003. 1992 to 2000 Comptroller
and then Treasurer of Cominco Ltd.

        The following is a description of the business background of the directors and executive officers of the Corporation.

        Allen S. Gordon, 55, Director, has served as our President and Chief Operating Officer since its inception in early 2003 and was appointed Chief Executive Officer on August 10, 2005. From 2000 to the present, Mr. Gordon has served as Executive Director and sole member of Evergreen Mineral Ventures LLC, a privately held management services company. During 2002 Mr. Gordon served as Senior Vice President of Mining Operations for National Gold Corporation, a public mining development company listed on the TSX Venture Exchange (Canada). From 2000 to 2002 Mr. Gordon served as Chief Operating Officer of NRX Global (USA) Corp., (London Stock Exchange AIM listed) a mining software developer. During 2000 Mr. Gordon also served as interim Chairman of the Board, President and Chief Executive Officer of Greenstone Resources Ltd., a Toronto Stock Exchange and NASDAQ listed gold mining company. From 1997 to 2000 Mr. Gordon served as Managing Director of Union Hill Partners, a private mining investment adviser. Prior to 1997 Mr. Gordon served as Senior Vice President Technical Services and Project Development for Kinross Gold Corporation. Kinross Gold Corporation is a public corporation listed on the Toronto Stock Exchange and the New York Stock Exchange. Mr. Gordon’s experience includes international business experience in North America, Mexico, Central America, Europe, Central Asia, and the Russian Far East. Mr. Gordon has a M.S. in Mining Engineering and a B.S. in Geology from University of Idaho.

        Albert J. Matter, 59, Director, has served as our Chairman of the Board, Vice President of Corporate Development, past Secretary and Treasurer since its inception in early 2003 and was appointed Executive Chairman on August 10, 2005. From 1999 to December of 2002 Mr. Matter served as President and Chief Executive Officer of National Gold Corporation. From spring of 1998 to fall of 1999 Mr. Matter was in retirement. Mr. Matter has over 30 years of experience of providing corporate finance, strategic planning, mergers and acquisition, and business development assistance to numerous corporations and high net worth individuals, especially in Western Canada.

Successful corporate financing highlights include projects for Consumers Distributing Ltd., CN/CP Telecom, Madison Ventures Ltd., Rea Gold Corporation, Echo Bay Mines Ltd., Russell Steel Ltd., Blackdome Mining Ltd., Southward Energy Ltd., Winspear Resources Ltd. and National Gold Corporation. Mr. Matter holds a B.A. in Economics from the University of British Columbia.

        Donald E. Ranta, 62, Director, served as our Vice President of Exploration from June 14, 2003, to January 2006, has held the following positions for the past five years: Director, President and Managing Director, Union Hill Partners, 1997-2000; President, NRX Global (USA) Corp., 2000-2002; Consulting Geologist, 2001 to 2003. Mr. Ranta is an internationally recognized exploration executive experienced in planning, implementing, and directing successful exploration and acquisition programs throughout North America, South America, Africa and other international locations. Dr. Ranta has extensive experience in generative exploration, project exploration and appraisal, geologic-engineering-economic evaluation, strategic and business planning, and management. Dr. Ranta has over 35 years of business experience and has served in various positions for mining companies, including President, Managing Director, Vice President of Exploration (Echo Bay Mines), Manager (VP) of North American Exploration (Phelps Dodge Corp.), Project Manager and Chief Geologist (AMAX). Dr. Ranta has a Ph.D. in Geological Engineering/Geology from Colorado School of Mines, a M.S. in Geological Engineering/Geology from Mackay School of Mines, University of Nevada, and a B.S. in Geological Engineering from University of Minnesota

        Christopher E. Herald, 52, Director, has been President and Chief Executive Officer of Crown Resources Corporation since 1993. Prior to that Mr. Herald was Vice President of Exploration for Crown Resources Corporation. Crown Resources Corporation is a public company listed on the over the counter bulletin board. Mr. Herald also has served as Chief Executive Officer and a director of Solitario Resources Corporation since 1993. Solitario Resources Corporation is a public company listed on the Toronto Stock Exchange. He is also a Director of TNR Gold Corp. and Maestro Ventures Ltd., both of which are public companies. Mr. Herald has over 25 years in domestic and international mineral exploration with an emphasis in the gold sector. Mr. Herald’s experience ranges from in-the-field supervision of significant gold projects to corporate management of US-based public exploration companies. He holds a M.S. in Geology from Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

        Richard W. Hughes, 74, Director, is President of Hastings Management Corp., a private management company providing administrative and professional services to public companies engaged in mineral exploration. He is also President of five companies listed on the Toronto Venture Stock Exchange (TSX): Klondike Gold Corp., Klondike Silver Corp., Abitibi Mining Corp., Sedex Mining Corp., Amador Gold Corp., Chairman of Golden Chalice Resources Inc. and is a director of Alamos Gold Corp. and 10 other TSX listed companies. Mr. Hughes has brought four mines into production and had a prominent role in the discovery of the Golden Giant (Hemlo Mine) in Ontario Canada and was responsible for the discovery of the Belmoral Mine and the Sleeping Giant Mine, both in Quebec, Canada.

        Rohan Hazelton, 32, Director, joined our board in July 2005 and was appointed Chairman of the Audit Committee. Mr. Hazelton is currently Vice President, Finance for Goldcorp Inc. Prior to Goldcorp’s merger with Wheaton River Minerals Ltd; he was Corporate Controller and a key member of Wheaton’s management team since 2002 during Wheaton’s rapid growth and significant increase in shareholder value. Mr. Hazelton is a Chartered Accountant and previously worked for Deloitte & Touche LLP and Arthur Andersen LLP. Prior to that, Mr. Hazelton was a commercial loans officer for Dialog Bank Moscow, Russia. Mr. Hazelton holds a B.A. in Math and Economics from Harvard University.

        Donald W. Gentry, 63, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993

and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996, and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

        Anthony Ker, 50, Director, has served as our Secretary and Treasurer since August 2003. From 1999 to February 2003, Mr. Ker served as Director, Treasurer, Secretary and Chief Financial Officer for National Gold Corporation, a TSX Venture Exchange listed company that merged into Alamos Gold, Inc. (TSX) during the spring of 2003. From 1996 and concurrent with the positions at National Gold Corporation, he was General Manager for Transcontinental Printing, Inc., British Columbia Division, a Toronto Stock Exchange listed company, and the second largest printer in Canada. Prior to the Transcontinental Printing, Inc. position, Mr. Ker managed a large coastal sawmill for International Forest Products Limited and Weldwood of Canada Limited in British Columbia. Mr. Ker holds a Bachelor of Science in Forestry from University of British Columbia.

        Thomas Sitar, 51, has served as our Chief Financial Officer of Gryphon Gold from November 2004 until May 15, 2006. From 1998 to 2003 Mr. Sitar was Vice President, Finance of Weldwood of Canada Limited, a large Western Canadian forest products producer, which merged into West Fraser Timber Ltd., previously owned by International Paper Company. Mr. Sitar has 25 years of experience in the financial management of public companies, including his position as Treasurer of Weldwood when it was a Toronto Stock Exchange listed company. Mr. Sitar has a Bachelor of Commerce from the University of Windsor and is a member of Institute of Chartered Accountants of B.C.

        Michael K. Longinotti, 49, was appointed as our Chief Financial Officer effective May 15, 2006. From 2003 to 2006 Mr. Longinotti has worked with several entrepreneurial companies as CFO including Digital Payment Technologies, Knight Signs and Rx Networks. From 2000 to 2004 he was CFO of Silent Witness, a NASDAQ and TSX listed provider of security equipment and network provider. From 1989 to 2000 he was in various positions, including Comptroller and Treasurer at Cominco Ltd. a multinational mining and smelting corporation with Cdn$ 3 billion in assets. Mr. Longinotti holds a B.S. in Geology and a B.S. in Environmental Science from Washington State University and a B.A. in Business Administration from the University of Washington and is a member of the Washington State Society of Certified Public Accountants.

Committees of the Board of Directors

        Our Board of Directors has established four board committees: an Audit Committee, a Compensation Committee and a Corporate Governance/Nominating Committee and a Project Development, Environmental & Sustainability Committee.

        The information below sets out the current members of each of Gryphon Gold’s board committees and summarizes the functions of each of the committees in accordance with their mandates.

Audit Committee

        Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is comprised of Chris Herald, Don Gentry and Rohan Hazelton, all of whom are independent directors under MI 52-110 and the audit committee rules of the American Stock Exchange. Rohan Hazelton is the Chairman of the Audit Committee. Both Rohan Hazelton and Chris Herald satisfy the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

        The Audit Committee meets with management and Gryphon Gold’s external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee reviews Gryphon Gold’s significant financial risks, will be involved in the appointment of senior financial executives and will annually review Gryphon Gold’s insurance coverage and any off-balance sheet transactions.

        The Audit Committee is mandated to monitor Gryphon Gold’s audit and the preparation of financial statements and to review and recommend to the board of directors all financial disclosure contained in Gryphon Gold’s public documents. The Audit Committee is also mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the Audit Committee and to the board of directors. The Audit Committee and board of directors each have the authority to terminate the external auditor’s engagement (subject to confirmation by shareholders). The Audit Committee will also approve in advance any services to be provided by the external auditors which are not related to the audit.

Compensation Committee

        The Compensation Committee is comprised of Richard Hughes, Chris Herald, and Rohan Hazelton, all of whom are independent directors. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of Directors, executive officers and providing advice on compensation structures in the various jurisdictions in which Gryphon Gold operates. In addition, the Compensation Committee reviews both the overall salary objectives of Gryphon Gold and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options, incentive and deferred compensation benefits.

Corporate Governance and Nominating Committee

        The Corporate Governance and Nominating Committee is comprised of Richard Hughes, Chris Herald, Don Gentry and Don Ranta. The Corporate Governance and Nominating Committee is responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

Project Development, Environmental & Sustainability Committee

        The Project Development, Environmental & Sustainability Committee is comprised of Don Gentry, Don Ranta and Tony Ker. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

Code of Conduct

        We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics summarizes the legal, ethical and regulatory standards that we must follow and will serve as a reminder to our directors, officers and employees, of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our employees.

        The Code of Business Conduct and Ethics was filed with the SEC on February 10, 2006 as exhibit 14.1(2) to Form 10-QSB quarterly report for the quarter ending December 31, 2005. Further information and a copy of the Code of Business Conduct and Ethics is available on our website at www.gryphongold.com. Any future violations of the Code of Business Conduct and Ethics will be reported on our website.

ITEM 10- EXECUTIVE COMPENSATION

COMPENSATION SUMMARIES

Compensation Table

        The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executive officers”) for the fiscal years ended March 31, 2006, 2005, and 2004.

        On April 4, 2006, the Board authorized salary adjustments for directors, officers, and employees. These adjustments are indicated in the compensation table below. Further, the Board proposed stock grants to certain directors and executives to provide additional compensation, such stock grants would be part of a Stock Grant and Options Plan to be approved at the next annual general meeting of stockholders.

	Annual Compensation				Long Term Compensation

					Awards		Payouts

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(11) ($)	Other Annual Compensation ($)	Common Shares Under Options/SARs Granted(#)	Restricted Shares or Restricted Share Units ($)	Long Term Incentive Plan Payouts ($)	All Other Compensation ($)

Allen Gordon(1)	2006	126,250	62,700	-	-	-	-	-
President and	2005	120,000(10)	42,550	-	-	-	-	-
Chief Executive Officer	2004	105,000	130,000(5)	12,500(6)	-	-	-	-

Albert Matter (2)	2006	125,785	101,976	-	-	-	-	-
Executive Chairman	2005	120,000(10)	42,550	-	-	-	-	-
	2004	105,000	130,000(5)	12,500(6)	-	-	-	-

Anthony Ker (3)	2006	125,242	65,161	-	-	-	-	-
Executive Vice President	2005	120,000(10)	42,550	-	-	-	-	-
and Secretary	2004	11,375	12,000	12,500(6)	-	-	-	-

Thomas Sitar(4)	2006	120,000	30,658	119,908(7)	-	-	-	-
Former Chief Financial Officer	2005	66,750(10)	24,800	150,000(6)	-	-	-	-

Donald E. Ranta	2006	56,000	40,600	48,000(8)	-	-	-	-
Former Vice President	2005	66,350	42,550	-	-	-	-	-
of Exploration	2004	19,556	-	13,500(6)	-	-	-	-

Steven Craig (9)	2006	31,250	10,000	20,000(9)
Vice President of Exploration

(1)	Effective March 2006 annual salary adjusted to $195,000.
(2)	Effective March 2006 annual salary adjusted to Cdn$220,600.
(3)	Mr. Ker was appointed Executive Vice President on February 1, 2004, effective March 2006 annual salary adjusted to Cdn$213,000.
(4)	Mr. Sitar was appointed Chief Financial Officer on November 1, 2004 and retired on May 15, 2006.
(5)	Includes signing bonus in the amount of $60,000.
(6)	Compensation deemed to be received by officers as a result of securities issued below market value.
(7)	Compensation for tax liability related to issue of securities below market value
(8)	Consulting fees paid after Mr. Ranta’s retirement on January 1, 2006.
(9)	Mr. Craig was appointed Vice President of Exploration on January 5, 2006, other compensation represents a signing bonus.
(10)	Includes salary paid to the applicable officer in his capacity as an employee from January 1, 2005 to March 31, 2005 in the amount of

$30,000. Prior thereto, each of those named executive officers was retained through a consulting arrangement either individually or through an entity controlled by the individual, and the balance of all amounts recorded as salary and bonus paid to them represents consulting fees.
(11)	Performance bonuses paid or payable to officer or an entity controlled by the officer since April 24, 2003 (inception).

Stock Option/Stock Appreciation Rights (“SARs”) Grants

        We adopted a Stock Plan during the year ended March 31, 2005 which continued into the fiscal year ended March 31, 2006. The plan permits the company to issue up to 3,000,000 shares of common stock to officers, directors, employees and consultants, in the form of options. The plan was approved by our shareholders at the annual meeting of shareholders held on May 13, 2005. The Board recently authorized an amendment to the plan permitting the company to issue up to 6,000,000 shares of common stock. The proposed amendment is subject to stockholder approval at the net annual meeting of the stockholders.

        The following table sets forth the stock options granted to our named executive officers and directors during the year ended March 31, 2006. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share)	Market Value of Underlying Securities on the Date of Grant	Expiration Date

Steven Craig	90,000	23	Cdn$1.15	Cdn$1.15	January 5, 2011
Vice President of Exploration	60,000	16	Cdn$1.37	Cdn$1.37	March 13, 2011

Rohan Hazelton	150,000	-	$0.75	$0.75(2)	August 2, 2010
Director

Donald Gentry	150,000	-	$0.75	$0.75(2)	August 2, 2010
Director

(1)	During the fiscal year ended March 31, 2006 we granted options to acquire a total of 684,000 shares of common stock to our officers, directors and employees and also we granted options to acquire a total of 170,000 shares of common stock to consultants.

(2)	Our common shares were not traded on any public market on the date of grant. We issued units consisting of one share of common stock and one-half of one share purchase warrant at a price of $0.65 per unit prior to the date of grant. Accordingly, $0.75 may be considered to be a measure of market value of a share of common stock on the date of grant.

Subsequent  to March 31, 2006, the Board of Directors authorized the following option grants to officers and directors, subject to shareholder approval at the Annual General meeting:

Name	Number of Securities Underlying Options/SARs Granted (#)	Exercise or Base Price ($/Share)	Market Value of Underlying Securities on the Date of Grant	Expiration Date

Allen Gordon	225,000	Cdn$1.37	Cdn$1.37	April 4, 2012
President and CEO

Albert Matter	200,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Chairman

Tony Ker	200,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Executive Vice President

Steven Craig	50,000	Cdn$1.37	Cdn$1.37	April 4, 2012

Name	Number of Securities Underlying Options/SARs Granted (#)	Exercise or Base Price ($/Share)	Market Value of Underlying Securities on the Date of Grant	Expiration Date

Vice President of Exploration

Michael Longinotti	250,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Chief Financial Officer	25,000(1)	Cdn$1.37	Cdn$1.37

Directors:
Rohan Hazelton	175,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Chris Herald	100,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Richard Hughes	100,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Donald Gentry	175,000	Cdn$1.37	Cdn$1.37	April 4, 2012
Donald Ranta	200,000	Cdn$1.37	Cdn$1.37	April 4, 2012

(1)	Represents Restricted Stock Units, part of a plan to be implemented and approved by shareholders.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        We had no option/SAR exercises during our fiscal year ended March 31, 2006.

Long Term Incentive Plan Awards

        No long-term incentive awards have been made by us to date.

Defined Benefit or Actuarial Plan Disclosure

        We do not provide retirement benefits for the directors or officers.

Compensation of Directors

        Beginning in July 2005, independent board members who are not employed by us in any capacity other than as a director will be compensated for their services as follows:

•	For any Board or Committee meeting not requiring travel, such as a telephone conference call — a meeting fee of $250.

•	For any fully constituted meeting of the Board or a Committee requiring travel of over four hours in aggregate — a meeting fee of $1,000.

•	Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Gryphon Gold.

        Previously, we had no standard arrangement pursuant to which directors were compensated for their services in their capacity as such. During our most recently completed financial year, directors did not receive any compensation from us in their capacity as directors of Gryphon Gold.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        Gryphon Gold is a party to employment contracts for each of Messrs. Matter, Gordon and Ker. Pursuant to those agreements they are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, each officer will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreements with Messrs. Matter, Gordon and Ker include limited non-competition and non-solicitation covenants for a period of 12 months following termination. Mr. Ranta is a party to a consulting agreement under which he is paid on a per diem basis and pursuant to which he is entitled to compensation for termination of his agreement in certain circumstances, including termination without cause and change of control. Mr. Longinotti was appointed as new Chief Financial Officer effective May 15, 2006 and the Company has agreed to enter into a formal employment agreement with him in due course.

        The Company and Michael Longinotti have agreed to several terms regarding his services as Chief Financial Officer to the Company. Mr. Longinotti was appointed Chief Financial Officer on May 15, 2006 and will receive the following compensation and incentives:

•	Annual compensation of Cdn$ 185,000 plus an annual incentive bonus and four weeks paid vacation;

•	Benefits consisting of a Company paid Medical Service Plan health premium plan and a Company paid extended health plan;

•	A grant of up to 25,000 shares of Company stock as part of the Restricted Stock Unit Plan(1) vested in four (4) equal quarterly amounts starting 12 months from commencement of employment;

•	250,000 stock options issued pursuant to the Company’s Stock Option Plan to vest in six (6) equal quarterly amounts over 18 months commencing 12 months from commencement of employment;

•	100,000 Units of the Company at a price of Cdn$ 1.35; with each Unit consisting of one (1) share of the Company’s common stock with a par value of $0.001 and one-half (1/2) of one (1) share purchase Series D Warrant.

(1)	The granting of these shares is subject to the proper implementation of the Restricted Stock Unit Plan by the Company.

Mr. Longinotti’s employment commenced April 18, 2006. During the transition period leading up to his appointment as Chief Financial Officer, Mr. Longinotti assisted Mr. Thomas Sitar, the Company’s former Chief Financial Officer, in transferring the responsibilities of that office.

        Except as described above, and the payment of directors’ fees, there are no service contracts of any director or officer of Gryphon Gold and there is no arrangement or agreement made or proposed to be made between Gryphon Gold and any of its named executive officers pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of Gryphon Gold or a change in the named executive officer’s responsibilities following such change in control.

Report on Repricing of Options/SARs

        None.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

EQUITY COMPENSATION PLANS

Outstanding Options

        As of March 31, 2006 we had granted 2,879,000 stock options pursuant to the terms of our stock option plan as described below, with expiry dates to 2011.

        We may issue up to 3,000,000 shares of common stock under the terms of our current stock option plan; accordingly, we may issue options to purchase up to an additional 121,000 shares of common stock under our stock option plan.

        On March 29, 2005, our board of directors adopted a stock option plan (which we sometimes refer to as the Incentive Plan). The Plan was approved by our shareholders on May 13, 2005. We have no equity compensation plans in place that have not been approved by our shareholders, but amendments and proposed plans will be presented to shareholders for approval at the annual general meeting.

Aggregated Options/SAR Exercise in Last Fiscal Year
and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name and Principal Position	Shares Acquired on Exercise ($)	Value Realized ($)	Options/SAR of FY-End (%) Exercisable/ Unexercisable	Options/SAR at FY-End ($) Exercisable/ Unexercisable	Options/SAR Outstanding at FY-End

Allen Gordon	$0.00	$0.00	12.2%/0%	$151,027/$0	350,000
President and
Chief Executive Officer

Albert Matter	$0.00	$0.00	12.2%/0%	$151,027/$0	350,000
Executive Chairman

Anthony Ker	$0.00	$0.00	11.3%/0%	$140,240/$0	325,000
Executive Vice President

Thomas Sitar(1)	$0.00	$0.00	8.7%/0%	$107,877/$0	250,000
Former Chief Financial Officer

Donald E. Ranta(2)	$0.00	$0.00	11.3%/0%	$140,240/$0	325,000
Former Vice President
of Exploration

Steven Craig(3)	$0.00	$0.00	1.0%/4.2%	$3,647/$14,589	150,000
Vice President
of Exploration

(1)	Mr. Sitar retired as of May 15, 2006.

(2)	Mr. Ranta retired as of January 1, 2006, now continues as a director and a consultant to the Company.

(2)	Mr. Craig was appointed on January 5, 2006.

        On April 4 and April 18, 2006, the board of directors authorized the granting of incentive stock option grants to its directors, executives, and employees. The new board authorized 1,885,000 new stock options and Restricted

Stock Units at Cdn$1.37 per share, vesting over twelve (12) to thirty (30) months and subject to termination in five (5) years. 1,770,000 of these grants are subject to stockholder approval at the next annual meeting of the stockholders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	2,994,000	$0.78	6,000
Equity compensation plans not approved by security holders	1,770,000	Cdn $1.37	2,230,000

Stock Option Plan

        Our Stock Option Plan provides that the total number of shares of common stock which may be issued pursuant to the Plan shall not exceed 3,000,000 shares of common stock. However, on April 4, 2006, the board of directors authorized and approved an amendment to the Stock Option Plan to allow for the issuance of 3,000,000 shares of common stock and 1,000,000 Restricted Stock Units. The proposed amendment is subject to stockholder approval at the next annual meeting of the stockholders.

        The Plan is administered by the Compensation Committee, and has full and final authority with respect to the granting of options there under. Options may be granted under the Plan to such directors, officers, employees or consultants of Gryphon Gold and its subsidiaries as the Compensation Committee may from time to time designate (referred to as a “participant”). Each option will generally entitle a participant to purchase one share of common stock during the term of the option upon payment of the exercise price. The exercise price of any options granted under the Plan shall be determined by the Compensation Committee and may not be less than the market price of our common stock on the date of grant of the options (calculated in accordance with the rules of the Toronto Stock Exchange as the volume weighted average trading price for the five trading days preceding the date of grant). Gryphon Gold may provide financial assistance to eligible persons to purchase shares of common stock under the Plan, subject to applicable law and the rules and policies of any securities regulatory authority or stock exchange with jurisdiction over the Corporation or a trade in its securities. Any financial assistance so provided will be repayable with full recourse and the term of any such financing shall not exceed the term of the option to which the financing applies.

        The term of any options granted shall be determined by the Compensation Committee at the time of the grant but the term of any options granted under the Plan shall not exceed ten years. If desired by the Compensation Committee, options granted under the Plan may be subject to vesting provisions. Options granted under the Plan are not transferable or assignable other than by will or otherwise by operation of law. In the event of death or disability of an option holder, options granted under the Plan expire one year from the death or disability of the option holder.

        Certain restrictions contained in the Plan include:

•	the number of shares of common stock which may be issued pursuant to the Plan (or any other employee-related plan or options for service) to any one person may not exceed 5% of all the common shares issued and outstanding on a non-diluted basis from time to time; and

•	the number of shares of common stock which may be issued pursuant to the Plan (or any other employee-related plan or options for services) to insiders (as defined in the rules of the Toronto Stock Exchange to include generally directors, senior officers of Gryphon Gold or its subsidiaries or shareholders who own more than 10% of our common stock) during any twelve month period may not exceed 10% of the common stock issued and outstanding on a non-diluted basis from time to time (unless approval of disinterested shareholders has been obtained in accordance with the rules of the Toronto Stock Exchange).

•	the number of shares of common stock which may be reserved for issuance in respect of options granted to insiders pursuant to the Plan (or any other employee-related plan or options for service) may not exceed 10% of the common stock issued and outstanding on a non-diluted basis from time to time unless approval of disinterested shareholders has been obtained in accordance with the rules of the Toronto Stock Exchange).

        Gryphon Gold’s board of directors may at any time terminate or amend the Plan in any respect, provided however, that the board may not, without the approval of the shareholders, amend the Plan or any option granted thereunder in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

SECURITIES OWNERSHIP

        The following tables set forth information as of March 31, 2006 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.

        The number of shares beneficially owned and the percentage of shares beneficially owned are based on 40,294,870 shares of common stock outstanding as of March 31, 2006.

        For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following March 31, 2006 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

As of March 31, 2006
Name and Address of Beneficial Owner(1)	Shares	Percent
Allen Gordon	2,600,000(3)	6.40(3)
390 Union Blvd., Suite 360
Lakewood, CO 80228

Albert Matter	2,600,000(3)	6.40(3)
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Standard Bank plc	5,769,231(4)	13.67(4)
25 Dowgate Hill, Cannon Bridge House
London, United Kingdom EC4R 2SB

Bolder Opportunities I Limited Partnership	1,950,000(5)	4.84(5)
800-- 1450 Creekside Dr.
Vancouver, BC, Canada V6J 5B3

Other Directors and Officers-- as a group (2)	5,717,500(6)	13.59(6)

(1)	Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned. Figures shown are on a non-diluted basis.

(2)	Figure shown represents the sum of shares owned or controlled individually by directors and officers (other than Mr. Matter and Mr. Gordon) and includes ownership by spouses (335,000 shares) where it may be considered that direction and control over these shares rests with the director or officer.

(3)	Includes 350,000 shares acquirable upon exercise of vested stock options.

(4)	Includes 1,923,077 shares acquirable upon exercise of warrants.

(5)	During fiscal 2006, held more than 5% of shares outstanding. Includes 250,000 shares acquirable upon exercise of warrants.

(6)	Includes 1,563,000 shares acquirable upon exercise of vested stock options and 202,500 shares acquirable upon exercise of warrants.

        Bolder Investment Partners, Ltd., one of the underwriters during the initial public offering and an agent for private placements, is the controlling shareholder of the general partner of Bolder Opportunities I Limited Partnership. The compensation of the general partner is based in part on the net asset value of Bolder Opportunities I Limited Partnership. Our decision to issue and sell the units, including the determination of the terms of the offering, has been made through negotiations between us and the underwriters. Neither Bolder Opportunities I Limited Partnership nor its general partner has had any involvement in such decision or determination. None of Bolder Investment Partners, Ltd., Bolder Opportunities I Limited Partnership, the general partner of Bolder Opportunities I Limited Partnership, or any related issuer of Bolder Investment Partners, Ltd. received any proceeds of the offering, other than the receipt by Bolder Investment Partners, Ltd. of its share of the underwriting or agent commission .

Security Ownership of Management

As of March 31, 2006
Name and Address of Beneficial Owner(1)	Shares	Percent
Allen Gordon	2,600,000(2)	6.40%(2)
Director, President and Chief Executive Officer
390 Union Blvd., Suite 360
Lakewood, CO 80228
Albert Matter	2,600,000(2)	6.40%(2)
Executive Chairman
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4
Anthony Ker	1,475,000(3)	3.62%(3)
Director, Executive Vice President
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4
Thomas Sitar	937,500(4)	2.30%(4)
Former Chief Financial Officer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4
Donald E. Ranta	1,012,000(5)	2.48%(5)
Director, Former Vice President of Exploration
390 Union Blvd., Suite 360
Lakewood, CO 80228
All directors and executive officers as a group (10 persons)	10,917,500(6)	13.37%(6)

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes vested options exercisable to acquire 350,000 shares of common stock.

(3)	Includes vested options exercisable to acquire 325,000 shares of common stock and 50,000 shares upon the exercise of warrants.

(4)	Includes vested options exercisable to acquire 250,000 shares of common stock and 62,500 shares upon the exercise of warrants.

(5)	Includes vested options exercisable to acquire 325,000 shares of common stock and 80,000 shares upon the exercise of warrants.

(6)	Includes vested options exercisable to acquire 2,263,000 shares of common stock and 202,500 shares upon the exercise of warrants.

        We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

        We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

        As of March 31, 2006, we had approximately 200 shareholders of record of our common stock.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, from April 23, 2003 (date of inception) to the date of this report, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

        During the fiscal year ended March 31, 2005 and the period from April 24, 2003 (inception) to March 31, 2005, our directors and officers received loans bearing interest at a rate of 1 1/2% to 2% from us for the purpose of purchasing securities of the company. Most loans were repaid during the fiscal year ended March 31, 2006 and all loans were fully repaid by June 30, 2005. Details of the loans are listed below:

Name and Principal Position	Largest Amount Outstanding during the Year Ended March 31, 2006	Amount Outstanding as at March 31, 2006	Financial Assisted Securities Purchased during Year Ended March 31, 2006
	$	$	(Common stock)
Allen Gordon(1)	7,735	0	0
President, Chief Executive Officer and Director

Thomas Sitar(2)	46,625	0	0
Former Chief Financial Officer

(1)	We loaned a total of $162,500 to Mr. Gordon, evidenced by three secured promissory notes dated May 15, 2003 in the amount of $50,000, with an interest rate of 1.5% per annum, due May 15, 2005 (paid December 31, 2003); June 15, 2003 in the amount of $75,000, with an interest rate of 1.5% per annum, due June 15, 2005 (paid March 28, 2005); and February 1, 2004 in the amount of $37,500, with an interest rate of 1.5% per annum, due May 30, 2005 (paid June 7, 2005).

(2)	We loaned a total of $96,625 to Mr. Sitar, evidenced by a secured promissory note dated November 1, 2004 in the amount of $96,625, with an interest rate of 2% per annum, due October 31, 2006 (paid May 29, 2005).

PURCHASES OF SECURITIES

        During the fiscal year ending March 31, 2006, officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold on the following terms:

Officer, Director, 10% Shareholder	Type of Security	Price of Security	Date of Purchase

Rohan Hazelton	20,000 units.(1)	$0.65 per unit	April 25, 2005
Standard Bank plc	3,846,154 units.(1)	$0.65 per unit	April 26, 2005
Bolder Opportunities I Limited Partnership	500,000 units.(1)	$0.65 per unit	April 1, 2005
Donald Gentry	5,000 common shares	$1.19 per share	January 30, 2006
Richard Hughes	110,000 common shares	Cdn$ 1.28-1.35	Jan. 23 - Feb. 2, 2006
Donald Ranta	22,000 common shares	$0.905 per share	December 23, 2006

(1)	Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90.

        Bolder Opportunities I Limited Partnership beneficially owns 1,650,000 shares of our common stock, including 1,400,000 shares of common stock and warrants exercisable to acquire an additional 250,000 shares of common stock at $0.65 per share. Bolder Investment Partners, Ltd., one of the underwriters during our initial public offering and an agent for private placements, is the controlling shareholder of the general partner of Bolder Opportunities I Limited Partnership. The compensation of the general partner is based in part on the net asset value of Bolder Opportunities I Limited Partnership. Our decision to issue and sell units, including the determination of the terms of the offerings, has been made through negotiations between us and the underwriters. Neither Bolder Opportunities I Limited Partnership nor its general partner has had any involvement in such decision or determination. None of Bolder Investment Partners, Ltd., Bolder Opportunities I Limited Partnership, the general partner of Bolder Opportunities I Limited Partnership, or any related issuer of Bolder Investment Partners, Ltd. will receive any proceeds of the offering, other than the receipt by Bolder Investment Partners, Ltd. of its proportionate share of the underwriting or agent commission .

        Other than compensatory arrangements described under “Executive Compensation” and the transactions described above, we have had no other transactions, directly or indirectly, during the past fiscal year with our directors, senior officers or principal shareholders, or any of their associates or affiliates in which they had or have a direct or indirect material interest.

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003

3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005

Exhibit Number	Description

3.3(1)	Bylaws of Gryphon Gold Corporation

3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003

3.5(1)	Bylaws of Borealis Mining Company

4.1(4)	Specimen Common Stock certificate

4.2(3)	Form of Warrant Indenture

4.3(4)	Form of Underwriters' Compensation Options

10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended

10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company

10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)

10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation

10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003

10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005

10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005

10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office

10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC

10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon

10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker

10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar

10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta

10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan

10.17(4)	Form of Escrow Agreement

10.18(2)	Form of Lock Up Agreement-- Shareholders

Exhibit Number	Description

10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors

10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)

14.1(2)	Code of Business Conduct and Ethics

16.1(2)	Letter on Change of Certifying Accountant

21.1	Table of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2(6)	Consent of United States Counsel (Snell & Wilmer LLP)

23.3(1)	Consent of Mr. Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, CO

23.4(1)	Consent of Qingping Deng of Behrz Dolbear and Company, Inc. in Denver, CO

23.5(3)	Consent of Gold Field Mineral Services

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Form SB-2 on August 17, 2005.

(2)	Previously filed on Form SB-2 on October 6, 2005.

(3)	Previously filed on Form SB-2 on October 27, 2005.

(4)	Previously filed on Form SB-2 on November 9, 2005

(5)	Previously filed on Signature Page II-9 on Form SB-2, filed on August 17, 2005

(6)	Previously filed as Exhibit 5.1 on Form SB-2 on November 9, 2005

(b)	FORM 8-K

        During the last quarter, 8-K current reports were filed on the following dates:

(1)	January 5, 2006
(2)	February 3, 2006
(3)	February 10, 2006
(4)	March 3, 2006
(5)	March 13, 2006
(6)	March 24, 2006
(7)	April 20, 2006
(8)	April 21, 2006
(9)	April 28, 2006

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were $59,000 and $30,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements including costs related to the Initial Public Offering and are not reported under "Audit Fees" above for fiscal 2006 and 2005 were $122,500 and $0, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005 were $16,640 and $0, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2006 and 2005 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ Allen S. Gordon	President and Director	June 19, 2006
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 19, 2006
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Allen S. Gordon	Chief Executive Officer, President,	June 19, 2006
and Director
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 19, 2006
(Principal Financial and
Accounting Officer)

/s/ Albert J. Matter	Director, Chairman of the Board	June 19, 2006

/s/ Donald E. Ranta	Director	June 19, 2006

/s/ Christopher E. Herald	Director	June 19, 2006

Richard W. Hughes	Director

/s/ Rohan Hazelton	Director	June 19, 2006

/s/ Donald W. Gentry	Director	June 19, 2006

/s/ Anthony (Tony) D.J. Ker	Director, Executive Vice President,	June 19, 2006
Secretary, and Treasurer