Form 10QSB
period 2006-06-30
GRYPHON GOLD CORP
filed 2006-08-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes         No

        As of June 30, 2006 there were 40,968,870 shares of common stock outstanding..

        Transitional Small Business Disclosure Format (check one)

Yes         No

GRYPHON GOLD CORPORATION
June 30, 2006

INDEX

Page No.(s)

PART I -	FINANCIAL INFORMATION	1

Item 1.	Unaudited Interim Consolidated Financial Statements as of June 30, 2006	1

Unaudited Consolidated Balance Sheets as of June 30, 2006 and March 31, 2006	1

Unaudited Consolidated Statement of Operations for the three months ended June 30, 2006 and 2005	2

Unaudited Consolidated Statements of Stockholders’ Equity	3

Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005	4

Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Plan of Operation	13

Item 3.	Controls and Procedures	18

PART II -	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES	22

i

PART I — FINANCIAL INFORMATION

Item 1.   Unaudited Interim Financial Statements.

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at June 30 2006 $	As at March 31, 2006 $

ASSETS
Current
Cash	7,525,057	9,390,925
Accounts receivable	105,429	81,250
Prepaid expenses	87,092	110,090

Total current assets	7,717,578	9,582,265

Reclamation deposit [note 8]	59,800	59,800
Equipment [note 3]	194,570	152,946
Mineral property costs [note 4]	1,919,706	1,898,207

	9,891,654	11,693,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	644,995	1,197,823
Current portion of capital lease [note 10]	23,111	10,058

Total current liabilities	668,106	1,207,881

Capital lease [note 10]	42,670	19,324

Commitments [note 8 & 9]
Stockholders' equity
Common stock	40,969	40,295
Additional paid-in capital	20,383,724	19,669,399
Deficit accumulated during the exploration stage	(11,243,815)	(9,243,681)

Total stockholders' equity	9,180,878	10,466,013

	9,891,654	11,693,218

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)
(Unaudited)

	Three months ended		Period from
			April 24, 2003
	June 30, 2006 $	June 30, 2005 $	to June 30, 2006 $

EXPENSES
Exploration [note 5]	1,253,515	340,072	6,361,930
Management salaries and consulting fees	408,593	196,301	3,018,951
Legal and audit	77,366	169,859	707,848
Travel and accommodation	119,677	53,986	484,222
General and administrative	241,042	79,091	924,975
Depreciation	11,544	1,735	43,607
Foreign exchange (gain) loss	(19,176)	14,763	(25,655)
Interest income	(92,427)	(37,889)	(272,063)

Net loss for the period	(2,000,134)	(817,918)	(11,243,815)

Basic and diluted loss per share	(0.05)	(0.03)	(0.00)

Basic and diluted weighted average number
of common shares outstanding	40,388,180	26,150,210	00,000

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(Stated in U.S. dollars)
(Unaudited)

	Common Stock		Additional	Deficit accumulated during the
			paid-in	exploration
	Shares #	Amount $	capital $	stage $	Total $

Balance, March 31, 2004	14,376,000	14,376	2,480,824	(1,115,925)	1,379,275
Shares issued:
For private placements	7,315,962	7,316	4,598,059	—	4,605,375
Share issue costs	—	—	(156,015)	—	(156,015)
Compensation component of shares
issued	—	—	150,000	—	150,000
Fair value of agent's warrants
issued [note 6[b]]	—	—	45,100	—	45,100
Fair value of options granted to
a consultant [note 6[c]]	—	—	34,300	—	34,300
Net loss for the year	—	—	—	(2,525,420)	(2,525,420)

Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,343)	3,532,615
Shares issued:
For private placements	11,505,408	11,505	9,762,404	—	9,773,909
Share issue costs	—	—	(489,013)	—	(489,013)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Fair value of agents'
warrants issued on private
placements [note 6[b]]	—	—	111,640	—	111,640
Fair value of underwriters'
compensation warrants on IPO
[note 6[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted
to consultants [note 6[c]]	—	—	15,258	—	15,258
Net loss for the year	—	—	—	(5,602,336)	(5,602,336)

Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	129,000	129	165,722	—	165,851
Share issue costs	—	—	(3,533)	—	(3,533)
Fair value of options granted
[note 6[c]]	—	—	24,373	—	24,373
Exercise of warrants	497,500	497	488,700	—	489,197
Exercise of options	47,500	48	39,063	—	39,111
Net loss for the period	—	—	—	(2,000,134)	(2,000,134)

Balance, June 30, 2006	40,968,870	40,969	20,383,724	(11,243,815)	9,180,878

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

	Three months ended		Period from
			April 24, 2003
	June 30, 2006 $	June 30, 2005 $	to June 30, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(2,000,134)	(817,918)	(11,243,815)
Items not involving cash:
Depreciation	11,544	1,735	43,606
Compensation shares and fair value of
options issued	32,113	—	386,046
Changes in non-cash working capital items:
Amounts receivable	(24,178)	5,427	(105,428)
Accounts payable and accrued liabilities	(552,828)	(55,822)	644,995
Prepaid expenses	22,998	(781)	(87,092)

Cash used in operating activities	(2,510,485)	(867,359)	(10,361,688)

INVESTING ACTIVITIES
Reclamation deposit	—	—	(59,800)
Purchase of equipment	(14,355)	(2,616)	(169,962)
Mineral property expenditures	(21,499)	(250,000)	(1,919,706)

Cash used in investing activities	(35,854)	(252,616)	(2,149,468)

FINANCING ACTIVITIES
Capitalized lease payments	(2,415)	—	(2,415)
Cash received for shares	686,419	3,919,765	22,248,115
Share issue costs	(3,533)	(60,288)	(2,598,612)
Subscription receivables collected	—	54,360	389,125

Cash provided by financing activities	680,471	3,913,837	20,036,213

Increase in cash during the period	(1,865,868)	2,793,862	7,525,057
Cash, beginning of period	9,390,925	3,065,436	—

Cash, end of period	7,525,057	5,859,298	7,525,057

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

2.    BASIS OF PRESENTATION

These interim unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company’s audited consolidated financial statements as at and for the year ended March 31, 2006 (the “Annual Financial Statements”), with the exception of Stock Based Compensation. Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123R, Share-Based Payment, (“SFAS 123 (R)”) a revision to SFAS 123. SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method.

Prior to March 31, 2006, the Company’s stock-based employee compensation plans were account for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”). The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. As a result of adopting FAS 123(R) net loss for the quarter ending June 30, 2006 increased by $10,113.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

3.    EQUIPMENT

	June 30, 2006

	Cost $	Accumulated Depreciation $	Net Book Value $

Office and lab equipment	162,995	33,579	129,416
Trucks under capital lease	71,319	6,165	65,154

Total	234,314	39,744	194,570

	March 31, 2006

	Cost $	Accumulated Depreciation $	Net Book Value $

Office and lab equipment	152,504	27,974	124,530
Truck under capital lease	32,504	4,088	28,416

Total	185,008	32,062	152,946

4.    MINERAL PROPERTY

The Company initially entered into a property option agreement dated July 21, 2003 to acquire up to a 70% interest in the Borealis property in Nevada, USA from Golden Phoenix Minerals, Inc. for cash consideration of $125,000 and the obligation to make qualifying expenditures over several years. On January 28, 2005, the Company purchased outright the rights to a full 100% interest in the property for $1,400,000. A cash payment of $400,000 was made on closing. The Company paid the full outstanding consideration of $1,000,000, in four quarterly payments of $250,000 during the year ended March 31, 2006.

Total $

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881

Mineral property costs, March 31, 2006	1,898,207
Expenditures during the period	21,499

Mineral property costs, June 30, 2006	1,919,706

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

5.    EXPLORATION

	Three months ended		Period from
			April 24, 2003
	June 30, 2006 $	June 30, 2005 $	to June 30, 2006 $

NEVADA, USA
Borealis property
Exploration:
Property maintenance	207,129	66,803	1,507,840
Project management	129,584	5,023	737,809
Drilling	567,502	160,362	2,537,646
Engineering	114,863	—	562,412
Geologic and assay	216,503	107,884	782,465
Metallurgy	17,934	—	233,758

Total exploration	1,253,515	340,072	6,361,930

6.    CAPITAL STOCK

a]	Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On April 4, 2006, the Board of Directors approved subject to shareholder approval, reserving 1,000,000 common shares to be granted as Restricted Stock Units. On July 24, 2006 the plan name was revised to the 2006 Omnibus Incentive Plan. On the date of adoption 25,000 common shares were granted to an officer of the company, which vest over 12 to 24 months.

During the quarter ended June 30, 2006, the Company completed private placements to an officer and an employee of 129,000 units at Cdn$1.35, with each unit comprising of one common share and ½ of one common share ‘series D’ warrant. Each whole warrant entitles the holder to purchase a common share at a price of Cdn$1.82 per share until June 10, 2007. Compensation expense in the amount of $7,740 was recorded in relation to the discount received by the participants of the private placement.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants #	Fair Value of Warrants $

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents' compensation	141,008	45,100
Exercised	—	—

Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents' compensation on private placement	130,000	35,100
Initial Public Offering (IPO) - Series A	6,900,000	—
Underwriters' compensation on IPO	690,000	135,100
Private placements - Series B	2,737,500	—
Agents' compensation on private placement - Series C	280,500	76,540
Exercised	(197,500)	—

Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements - Series D	64,500	—
Exercised	(497,500)	—

Warrants outstanding, June 30, 2006	16,671,693	291,840

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.    CAPITAL STOCK (cont’d.)

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2006:

Warrants Outstanding and Exercisable

Warrants #	Average Remaining Life Years #	Weighted average exercise price

271,008	1.1	$0.65
624,000	0.5	Cdn$0.85
6,378,185	0.5	$0.90
6,316,000	0.5	Cdn$1.15
280,500	0.7	Cdn$1.40
2,737,500	0.7	Cdn$1.65
64,500	1.0	Cdn$1.82

16,671,693	0.6	$1.04	*

* Based on the June 30, 2006 exchange rate of Cdn$1.1162 equals US$1.

c]	Stock options:

On April 4, 2006, the Board of Directors approved an increase to the 2004 Stock Option Plan whereby the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, increased from 3,000,000 to 6,000,000 shares. On July 24, 2006, the board adopted a 2006 Omnibus Incentive Plan which supplemented the Company’s 2004 Stock Option Plan. The 2004 Stock Option Plan authorizes the Company to grant 3,000,000 options and the 2006 Omnibus Incentive Plan authorizes the Company to grant 3,000,000 options. On the date of approval of the increase, 1,570,000 options were granted to directors, officers and a consultant, of which 1,475,000 have been granted under the 2006 Omnibus Incentive Plan and are subject to shareholder approval. On vesting, the options granted are exercisable for 5 years at a price of Cdn$1.37 per share.

On April 18, 2006, the Board of Directors approved the grant of 290,000 stock options to an officer, employee and a consultant, 270,000 options are subject to shareholder approval. The options vest over 12 to 30 months and are exercisable, once vested, for 5 years at a price of Cdn$1.37 per share. The consultant received 20,000 options which resulted in compensation expense of $2,553 being recorded for the portion which vested.

Total compensation expense for the quarter ended June 30, 2006 related to the expensing of options totalled $24,373 [June 30, 2005 – $Nil].

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.    CAPITAL STOCK (cont’d.)

On May 26, 2006, the Board of Directors approved the grant of 30,000 stock options to an outside consulting firm who will be providing certain investor relations services to the company. The options vest over the next 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.60 per share. The grant is subject to shareholder approval.

The following table summarizes information about stock options outstanding as at June 30, 2006:

Stock Options Outstanding and Exercisable

Stock Options #		Average Remaining Life Years #	Weighted average exercise price

Outstanding	Exercisable

2,262,500	2,112,500	3.75	$0.75
215,000	90,000	4.30	Cdn$0.82
90,000	18,000	4.50	Cdn$1.15
100,000	25,000	4.50	Cdn$1.25
4,000	4,000	0.10	Cdn$1.28
160,000	25,000	4.70	Cdn$1.37
1,860,000	—	5.60	Cdn$1.37
30,000	—	4.92	Cdn$1.60

4,721,500	2,274,500		$0.97

Compensation expense recorded in the financials statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2007	2006

Dividend yield	0%	0%
Expected volatility	58%	53% - 70%
Risk free interest rate	5.21%	3.38% - 4.7%
Expected lives	3 years	3 years

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

During the three months ended June 30, 2006, the Company paid consulting fees to a non-independent director in the amount of $75,236 [June 30, 2005 — $29,155] for services rendered on the exploration of the Borealis property.

8.    RECLAMATION DEPOSIT

During the year ended March 31, 2006, the Company purchased a performance bond in the amount of $59,800 from an insurance company in support of its potential future obligations under a Plan of Operation for exploration filed with the U.S. Forest Service. At June 30, 2006, the Company recorded a reclamation liability of $7,000 (June 30, 2005 – $10,000) representing future obligations related to its drilling activities completed to June 30, 2006. The Company continues to hold the bond in support of potential future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

9.    COMMITMENTS

[a]	A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $8,916, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining activity continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

[b]	The Company rents office space in Lakewood, CO and Vancouver, BC for 5 and 3 year terms, respectively. The following are related commitments in the next 5 fiscal years:

$

2007	53,768
2008	72,287
2009	49,209
2010	38,016
2011	22,412

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

10.    CAPITAL LEASE

The Company entered into a lease, maturing in May 2008, to acquire a second truck. The trucks are both accounted for as capital leases, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated. The actual combined lease payments are $2,371 per month with a residual payment of $12,000 due October 2007 and $13,854 due May 2008.

The present value of required payments per each fiscal year:

$

2007	20,425
2008	28,049
2009	17,307

11.    SUBSEQUENT EVENT

On July 21, 2006, the Company increased its reclamation deposit by $31,100 for a total of $90,900. The increase in the deposit allows the Company to continue drilling within the brown-field area of the Borealis property.

Item 2.    Plan of Operation.

Overview

              Gryphon Gold Corporation was incorporated in Nevada on April 24, 2003 and has corporate offices in Lakewood, Colorado and Vancouver, British Columbia. Our objective is to establish a producing gold company through the development and extraction of gold deposits, beginning with the Borealis Property. Currently our sole asset is a 100% interest in the Borealis Property, located in Mineral County, Nevada. We have not determined if the mineralized material from the Borealis Property can be economically exploited.

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

             A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $8,916, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of the royalty under the terms of the mining lease. The terms of the mining lease and royalty are described under “Borealis Property”. We have also entered into office lease arrangements for offices in Lakewood, Colorado; Vancouver, British Columbia; and Hawthorne, Nevada.

              In June 2006 we concluded our initial development and exploration drilling program. Technical work continues towards permitting and preparing the feasibility study on the redevelopment of the Borealis Mine. As a part of the feasibility work, we continued with engineering and field work, including extensive drill testing, to further define available gold mineralization. Near-surface oxide definition drilling to date consisted of 109 holes and is continuing. In addition 27 deeper holes were drilled as an exploration program to further define deeper sulfide gold mineralization within the limits of the area on our property which were previously disturbed by mining activity.

              We are preparing a feasibility study on the previously mined area of the Borealis Property to further delineate the gold mineralization available for the operation of a mine, to upgrade some or all of the mineralized material to proven and probable reserves, design the open pit mine, heap leach pads and gold recovery plant and to estimate the capital and operating costs of the proposed mining scenario. Metallurgical test work has been completed and indicates the material is amenable to conventional heap-leach recovery methods. Once we have completed a feasibility study and, if warranted have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming adequate additional capital is available.

             On June 10, 2006, we completed private placements to an officer and employee of 129,000 units for gross proceeds of Cdn $174,150. The units were sold at a price of Cdn$1.35 each and consist of one common share and one half of one purchase warrant. Each warrant is exercisable until June 10, 2007 at a price of Cdn$1.82.

             On June 26, 2006, we announced that the USDA Forest Service and the Nevada Bureau of Mining Regulation and Reclamation have both approved the Plan of Operations and Reclamation Plan, allowing Gryphon Gold to proceed with the development of a heap leach mine at the Borealis Gold Project. These approvals, combined with the previously approved operating permits from the State of Nevada, represent the key regulatory approvals required to place the Borealis gold mineralization into production.

             In fiscal 2006 our exploration work focused on extension and definition drilling and the broadening of district exploration. We expended $3.6 million on exploration of the Borealis property for the fiscal year ended March 31, 2006.

             During fiscal 2007, we plan to continue extension drilling within the Graben deposit. This 20-hole drilling program will consist of a series of broad step-out holes along the northern extension of the Graben trend and is scheduled to commence in September 2006. Guided by the new geophysical surveys and reinterpreted existing geophysical data, this program is designed to delineate the northern and western limits of the Graben deposit’s gold mineralization (budgeted at $1.4 million). Simultaneously, we intend to begin a broader scale district exploration reconnaissance and drilling program (budgeted at $0.55 million) This program is designed to determine which of the six other gold mineralized targets identified to date will be the focus of the next exploration program.

              Our plan near term is to work towards completing a feasibility study and mine plan for our Borealis Property (expected second quarter 2007). Upon successful completion of a feasibility study and, if warranted, raise sufficient capital to build an open pit heap-leach mine. The following activities are planned for fiscal 2007:

•	Completion of feasibility study for the Borealis Property and production decision.

•	Raise sufficient capital to begin construction of the heap leach mine at the Borealis Gold Project.

•	Initiate geophysical survey program to be completed during September 2006 is designed for targeting sites for the two new drilling programs. The program will consist of three gradient array induced polarization (IP) and resistivity surveys to identify chargeability and resistivity highs that are coincident with known aeromagnetic lows indicating areas of likely mineralization.

•	Initiate Graben deposit drilling extension program, a 20-hole drilling program will consist of a series of broad step-out holes along the northern extension of the Graben trend and is scheduled to commence in September 2006.

•	Initiate district exploration program to determine which of the six other gold mineralized targets identified to date will be the focus of the next exploration program.

Management’s Discussion and Analysis

             This discussion and analysis should be read in conjunction with the accompanying, Unaudited Interim Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

Critical Accounting Policies and Estimates

             The preparation of our unaudited interim financial statements is in accordance with accounting principles generally accepted in the United States. We do not reconcile our unaudited interim financial statements to Canadian generally accepted accounting principles. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

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

Exploration of mineral property interests

             We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including original claim establishment) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value and ongoing claim maintenance costs. We will also write down capitalized amounts if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.

Stock-based compensation

             As regulated by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), commencing the quarter ended June 30, 2006, we have adopted the fair value method of accounting for share-based payments to employees and records compensation expense on each vesting period on options granted to its employees, directors and consultants.

Asset retirement obligations

             We record the present value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is depreciated over the estimated useful life of the related assets. The liability is subsequently accreted through charges to expense over its expected life. Currently, we have no asset retirement obligations.

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

Recent Accounting Pronouncements

             The Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. To date we have not incurred any stripping costs. We have adopted the consensus effective April 1, 2006.

Results of Operations

             We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

             For the three month period ended June 30, 2006 we had a net loss of $2,000,134 or $0.05 per share compared to a net loss of $817,918 or $0.03 per share in the same period in the prior year, as spending on our exploration activities increased significantly.

             Exploration expenses during the three month period ended June 30, 2006 were $1,253,515 or 63% of our total expenses compared to $340,072 or 40% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, drilling program and feasibility study on our Borealis property, which commenced May 2005.

             Management salaries and consulting fees in the quarter ended June 30, 2006 were $408,593 compared to $196,301 incurred in the quarter ended June 30, 2005 as staffing increased significantly. Salaries and consulting fees are expected to continue to increase in future periods as we expect to hire additional personnel if we commence mine development on the Borealis property. Legal and audit fees for the period decreased to $77,366 from $169,859 for the three months ended June 30, 2005, this is mainly due to costs incurred in prior years' comparable quarter associated to changing reporting to US generally accepted accounting principles (GAAP) from Canadian GAAP and the legal and auditing costs incurred to become a public company, subject to additional reporting and compliance requirements.

Travel and accommodation during the quarter ended June 30, 2006 was $119,677, compared to $53,986 expended on travel in the prior year quarter. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses of $241,042, compared to $79,091 in the prior year quarter. The increase is due to higher spending on investor relations, rent with the establishment of our Lakewood office, office support and insurance. Travel and general and administrative expenses will continue to increase in future periods with the expected continuing increase in activity to support the development of our Borealis property and with the additional obligations as a public company in the United States and in Canada. Interest income earned on cash deposits was $92,427 for the quarter ended June 30, 2006, compared to $37,889 in the prior year quarter due to significantly higher cash balances then the prior quarter.

Liquidity and Capital Resources

             Our principal source of liquidity is cash which is raised by way of sale of commons shares from treasury.

             At June 30, 2006 we had working capital of $7,049,472, and we had current assets consisting of $7,525,057 in cash, $105,429 in accounts receivable and $87,092 in prepaid expenses. We had $668,106 in current liabilities at June 30, 2006, consisting of $644,995 in accounts payable and accrued liabilities and $23,111 in current portion of capital leases. We believe we have sufficient working capital to fund completion of our drilling program, permitting and feasibility study, costs related to lease and claim maintenance fees and general and administrative expense for the next 8 to 12 months. In order to bring the Borealis property into production we will need to obtain additional capital.

Summary of any product research and development that the company will perform for the term of the plan.

             We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

             We are reviewing alternatives for purchase of mine equipment if the development of a mine on the Borealis property is warranted by a feasibility study and additional financing is obtained.

Significant changes in number of employees.

             We expect the number of employees to gradually increase from current level (10). We will require additional employees if we begin developing our Borealis Property.

Off-Balance Sheet Arrangements

             We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

             We make advance royalty payments of $8,916 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims, we make payments totaling approximately $102,000 annually. These payments are contingent upon us maintaining an interest in the property.

             As of June 30, 2006, we had the following non-cancelable contractual obligations:

	Payments Due by Period

	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years

Capital Lease obligations	$ 65,781	$20,425	$ 45,356	$ 0	0
Operating Lease Obligation	74,281	26,741	47,540	0	0
Operating Lease Obligations	161,412	27,027	73,957	60,428	0

Total	$301,474	$74,193	$166,853	$60,428	0

The capitalized leases is for the purchase of two trucks.
Contractual obligation (1) is the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $2,839 per month.
Contractual Obligation (2) is the rental of office space in Lakewood CO with an initial term 5 year term, terminating October 2010 and payments of approximately $2,995 per month.

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

Item 3.    Controls and Procedures

             We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

             There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company’s most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

             Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

              Since the beginning of our last completed fiscal quarter, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

             On April 4, 2006, (later amended July 24, 2006) the Board of Directors approved subject to shareholder approval, a 2006 Omnibus Incentive Plan reserving 1,000,000 common shares to be granted as Restricted Stock Units. On the date of adoption 25,000 common shares were granted to an officer of the company, which vest over 12 to 24 months, under section 4(2) of the Securities Act.

             On April 4, 2006, (later amended July 24, 2006) the Board of Directors approved an increase in the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors from 3,000,000 to 6,000,000 shares. Our Board of Directors approved the 2006 Omnibus Incentive Plan authorizing the grant of 3,000,000 options. Our 2004 Stock Option Plan authorizes the grant of 3,000,000 options. On the date of adoption 1,590,000 options were granted to directors, officers and a consultant, of which 1,475,000 are subject to shareholder approval and are exercisable for 5 years at a price of Cdn$1.37 per share. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act.

             On April 18, 2006, the Board of Directors approved the grant of 290,000 stock options to an officer, employee and a consultant, 270,000 options are subject to shareholder approval. The options vest over 12 to 30 months and are exercisable for 5 years at a price of Cdn$1.37 per share. The consultant received 20,000 options which resulted in compensation expense of $2,553 being recorded for the portion which vested. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act.

             On May 26, 2006, the Board of Directors approved the grant of 30,000 stock options to an outside consulting firm who will be providing certain investor relations services to the company. The options vest over the next 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.60 per share. The grant is subject to shareholder approval. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act.

             On June 10, 2006, we completed private placements of 129,000 units at Cdn$1.35, with each unit comprising one common share and ½ of one common share warrant. Each whole warrant entitles the holder to purchase a common share at a price of Cdn$1.82 per share until June 10, 2007. The private placement was made to accredited investors (as defined in Rule 501(a) of regulation D) pursuant to an exemption from registration available under Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.   Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003

3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005

3.3(1)	Bylaws of Gryphon Gold Corporation

3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003

3.5(1)	Bylaws of Borealis Mining Company

4.1(4)	Specimen Common Stock certificate

4.2(3)	Form of Warrant Indenture

4.3(4)	Form of Underwriters' Compensation Options

10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended

10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company

10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)

10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation

10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003

Exhibit Number	Description

10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005

10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.

10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office

10.10(1	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC

10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon

10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker

10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar

10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta

10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan

10.17(4)	Form of Escrow Agreement

10.18(2)	Form of Lock Up Agreement-- Shareholders

10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors

10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)

14.1(2)	Code of Business Conduct and Ethics

16.1(2)	Letter on Change of Certifying Accountant

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors and Uncertainties

_________________

(1)	Previously filed on Form SB-2 on August 17, 2005.

(2)	Previously filed on Form SB-2 on October 6, 2005.

(3)	Previously filed on Form SB-2 on October 27, 2005.

(4)	Previously filed on Form SB-2 on November 9, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ Allen S. Gordon ______________________________ Allen S. Gordon President and Director (On behalf of the registrant and as principal executive officer)

Date: August 11, 2006