Form 10QSB
period 2006-09-30
GRYPHON GOLD CORP
filed 2006-11-15
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127635

Gryphon Gold Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	92-0185596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

390 UNION BLVD, SUITE 360
LAKEWOOD, CO	80228
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (303) 988-5777

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __    No   X

As of September 30, 2006 there were 41,373,120 shares of common stock outstanding. Transitional Small Business Disclosure Format (check one)

Yes __    No   X

GRYPHON GOLD CORPORATION
September 30, 2006

i

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	As at	As at
	September 30	March 31,
	2006	2006
	$	$
	(Unaudited)	(Audited)

ASSETS
Current
Cash	6,240,563	9,390,925
Accounts receivable	59,901	81,250
Prepaid expenses	69,437	110,090
Total current assets	6,369,901	9,582,265
Reclamation deposit [note 8]	111,900	59,800
Equipment [note 3]	183,649	152,946
Mineral property costs [note 4]	1,920,371	1,898,207
	8,585,821	11,693,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	589,715	1,197,823
Current portion of capital lease [note 10]	18,963	10,058
Total current liabilities	608,678	1,207,881

Capital lease [note 10]	42,352	19,324

Commitments [note 8 & 9]

Stockholders' equity
Common stock	41,373	40,295
Additional paid-in capital	21,008,313	19,669,399
Deficit accumulated during the exploration stage	(13,114,895)	(9,243,681)
Total stockholders' equity	7,934,791	10,466,013
	8,585,821	11,693,218

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three months ended		Six months ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Exploration [note 5]	1,067,703	503,248	2,321,218	843,320	7,429,633
Management salaries and consulting
fees	482,009	244,643	890,602	440,943	3,500,960
General and administrative	240,176	46,968	481,218	126,059	1,165,151
Legal and audit	87,393	19,612	164,759	189,471	795,241
Travel and accommodation	65,762	42,170	185,439	96,157	549,984
Depreciation	13,937	2,409	25,482	4,144	57,544
Foreign exchange (gain) loss	(1,798)	(4,540)	(20,975)	10,223	(27,453)
Interest income	(84,102)	(41,240)	(176,529)	(79,129)	(356,165)
Net loss for the period	(1,871,080)	(813,270)	(3,871,214)	(1,631,188)	(13,114,895)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Basic and diluted weighted average
number of common shares
outstanding	41,154,718	27,722,370	40,435,024	26,940,586

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in U.S. dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, March 31, 2004	14,376,000	14,376	2,480,824	(1,115,925)	1,379,275
Shares issued:
For private placements	7,315,962	7,316	4,598,059	—	4,605,375
Share issue costs	—	—	(156,015)	—	(156,015)
Compensation component of shares
issued	—	—	150,000	—	150,000
Fair value of agent's warrants issued
[note 6[b]]	—	—	45,100	—	45,100
Fair value of options granted to a
consultant [note 6[c]]	—	—	34,300	—	34,300
Net loss for the year	—	—	—	(2,525,420)	(2,525,420)
Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,343)	3,532,615
Shares issued:
For private placements	11,505,408	11,505	9,762,404	—	9,773,909
Share issue costs	—	—	(489,013)	—	(489,013)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Fair value of agents' warrants
issued on private placements
[note 6[b]]	—	—	111,640	—	111,640
Fair value of underwriters'
compensation warrants on IPO
[note 6[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted to
consultants [note 6[c]]	—	—	15,258	—	15,258
Net loss for the year	—	—	—	(5,602,336)	(5,602,336)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	129,000	129	165,722	—	165,851
Share issue costs	—	—	(3,533)	—	(3,533)
Fair value of options granted
[note 6[c]]	—	—	250,064	—	250,064
Exercise of warrants	901,750	901	887,598	—	888,499
Exercise of options	47,500	48	39,063	—	39,111
Net loss for the period	—	—	—	(3,871,214)	(3,871,214)
Balance, September 30, 2006	41,373,120	41,373	21,008,313	(13,114,895)	7,934,791

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three months ended		Six months ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,871,080)	(813,270)	(3,871,214)	(1,631,188)	(13,114,895)
Items not involving cash:
Depreciation	13,937	2,409	25,482	4,144	57,544
Fair value of options, warrants
and other non-cash compensation	225,691	—	250,064	—	603,997
Changes in non-cash working
capital items:
Amounts receivable	45,527	(17,222)	21,349	(11,795)	(59,901)
Accounts payable and accrued
liabilities	(55,280)	512,026	(608,108)	456,204	589,715
Prepaid expenses	17,655	(732,177)	40,653	(732,958)	(69,437)
Cash used in operating activities	(1,623,550)	(1,048,234)	(4,141,774)	(1,915,593)	(11,992,977)

INVESTING ACTIVITIES
Reclamation deposit	(52,100)	—	(52,100)	—	(111,900)
Purchase of equipment	(3,015)	(37,837)	(17,370)	(40,453)	(172,996)
Mineral property expenditures	(665)	(349,865)	(22,164)	(599,865)	(1,920,371)
Cash used by investing activities	(55,780)	(387,702)	(91,634)	(640,318)	(2,205,267)

FINANCING ACTIVITIES
Capital lease principal payments	(4,466)	—	(6,881)	—	(6,881)
Cash received for shares	399,302	—	1,093,460	3,919,765	22,655,224
Share issue costs	—	—	(3,533)	(60,288)	(2,598,661)
Subscription receivables collected	—	—	—	54,360	389,125
Cash provided by financing
activities	394,836	—	1,083,046	3,913,837	20,438,807

Increase (decrease) in cash during
the period	(1,284,494)	(1,435,936)	(3,150,362)	1,357,926	6,240,563
Cash, beginning of period	7,525,057	5,859,298	9,390,925	3,065,436	—
	6,240,563	4,423,362	6,240,563	4,423,362	6,240,563

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation and its wholly owned subsidiary, Borealis Mining Company (collectively, "the Company"), were incorporated in the State of Nevada in 2003. The Company is an exploration and pre-development stage company in the process of exploring its mineral properties and developing, subject to financing, its fully permitted Borealis Heap Leach Gold Mine.

The recoverability of amounts shown for mineral property interests in the Company's consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

2. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements, applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company's audited consolidated financial statements as at and for the year ended March 31, 2006 (the "Annual Financial Statements''), with the exception of Stock Based Compensation. Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123R, Share-Based Payment, ("SFAS 123 (R)") a revision to SFAS 123. SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method.

Prior to March 31, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. As a result of adopting FAS 123(R) the net loss for the quarter ending September 30, 2006 increased by $179,261 and for the six months ended September 30, 2006 by $189,374.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

3. EQUIPMENT

	September 30, 2006
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	166,012	41,834	124,178
Trucks under capital lease	71,319	11,848	59,471
Total	237,331	53,682	183,649

	March 31, 2006
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	152,504	27,974	124,530
Truck under capital lease	32,504	4,088	28,416
Total	185,008	32,062	152,946

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

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the period	22,164
Mineral property costs, September 30, 2006	1,920,371

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

5. EXPLORATION

					Period from
					April 24, 2003
	Three months ended		Six months ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

NEVADA, USA
Borealis property
Exploration :
Property maintenance	224,231	127,118	431,360	193,921	1,732,071
Project management	145,660	8,224	275,244	13,247	883,470
Drilling	540,855	221,866	1,108,357	382,228	3,078,501
Engineering	37,006	68,015	151,870	68,015	599,418
Geological	119,526	76,585	336,028	184,469	901,991
Metallurgy	425	1,440	18,359	1,440	234,182
Total exploration	1,067,703	503,248	2,321,218	843,320	7,429,633

6. CAPITAL STOCK

a]    Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On April 4, 2006, the Board of Directors approved, reserving 1,000,000 common shares to be granted as Restricted Stock Units. On July 24, 2006 the plan name was revised to the 2006 Omnibus Incentive Plan. On April 4, 2006, 8,000 common shares were granted to an officer of the company which will vest over 12 to 24 months.

During the quarter ended June 30, 2006, the Company completed private placements to an officer and an employee of 129,000 units at Cdn$1.35, with each unit comprising of one common share and ½ of one common share 'series D' warrant. Each whole warrant entitles the holder to purchase a common share at a price of Cdn$1.82 per share until June 10, 2007. Compensation expense in the amount of $7,740 was recorded in relation to the discount received by the participants of the private placement.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

b]    Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents' compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents' compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters' compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents' compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Exercised	(901,750)	—
Warrants outstanding, September 30, 2006	16,267,443	291,840

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont'd.)

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2006:

Warrants Outstanding and Exercisable

	Average Remaining Life	Weighted average
Warrants	Years	exercise price	Expiry date
#	#

572,250	0.2	Cdn$0.85	December 22, 2006
6,355,685	0.2	$0.90	December 22, 2006
5,986,000	0.2	Cdn$1.15	December 22, 2006
280,500	0.5	Cdn$1.40	March 23, 2007
2,737,500	0.5	Cdn$1.65	March 23, 2007
130,000	0.5	$0.65	April 01, 2007
64,500	0.7	Cdn$1.82	June 10, 2007
141,008	1.3	$0.65	January 28, 2008
16,267,443	0.3	$1.04*

* Based on the September 30, 2006 exchange rate of Cdn$1.1172 equals US$1.

c]    Stock options:

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved the 2006 Omnibus Incentive Plan, which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 6,000,000 shares. The 2006 Omnibus Incentive Plan authorizes the Company to grant 3,000,000 options. On April 4, 2006, 1,570,000 options were granted to directors, officers and a consultant, of which 1,475,000 have been granted under the 2006 Omnibus Incentive Plan. On vesting, the options granted are exercisable for 5 years at a price of Cdn$1.37 per share.

On April 18, 2006, the Board of Directors approved the grant of 290,000 stock options to an officer, employee and a consultant. The options vest over 12 to 30 months and are exercisable, once vested, for 5 years at a price of Cdn$1.37 per share.

On May 26, 2006, the Board of Directors approved the grant of 30,000 stock options to an outside consulting firm who will be providing certain investor relations services to the company. The options vest over the next 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.60 per share.

On July 24, 2006, the Board of Directors approved the grant of 80,000 stock options to two outside consulting firms who will be providing certain investor relations and consulting services to the company. The options vest within 12 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.29 per share.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont'd.)

The 2006 Omnibus Incentive Plan was ratified by the shareholders at the company's annual general meeting on September 12, 2006, along with all options previously granted thereunder, pending such ratification.

On September 25, 2006, the Board of Directors approved the grant of 40,000 stock options to an employee of the Company. The options vest over 4 to 24 months and are exercisable for 5 years at a price of Cdn$1.37 per share.

Total compensation expense for the quarter ended September 30, 2006 related to the expensing of options totalled $225,691 [September 30, 2005 – $Nil]. Included in this amount is compensation expense related to consulting services totalling $46,430.

The following table summarizes information about stock options outstanding as at September 30, 2006:

Stock Options Outstanding and Exercisable
		Average Remaining Life	Weighted average
Stock Options		Years	exercise price
#		#
Outstanding	Exercisable
2,262,500	2,187,500	3.54	$0.75
215,000	110,000	4.05	Cdn$0.82
90,000	36,000	4.30	Cdn$1.15
100,000	50,000	4.30	Cdn$1.25
255,000	79,000	4.50	Cdn$1.37
1,765,000	10,000	5.50	Cdn$1.37
30,000	—	5.70	Cdn$1.60
80,000	55,000	4.80	Cdn$1.29
40,000	—	5.00	Cdn$1.37
4,837,500	2,527,500		$0.94

* Based on the September 30, 2006 exchange rate of Cdn$1.1172 equals US$1.

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2007	2006

Dividend yield	0%	0%
Expected volatility	59%	53% - 70%
Risk free interest rate	4.54% - 5.21%	3.38% - 4.7%
Expected lives	3 years	3 years

Options pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimate and therefore it is management's view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company's equity instruments.

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

During the six months ended September 30, 2006, the Company paid consulting fees to a non-independent director in the amount of $90,882 [September 30, 2005 - $37,102] for services rendered on the exploration of the Borealis property.

8. RECLAMATION DEPOSIT

During the six months ended September 30, 2006, the Company increased the amount of their performance bond from $59,800 to $90,900 by purchasing a further performance bond in the amount of $31,100 from an insurance company. The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service. The Company also deposited directly $21,000 with the Bureau of Land Management ("BLM") in support of its potential future obligations for reclamation during the Company's exploration activities within the BLM area. At September 30, 2006, the Company recorded a reclamation liability of $5,600 (September 30, 2005 – $10,000) representing future obligations related to its drilling activities completed to September 30, 2006. The Company continues to hold the bond in support of potential future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

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

[b]    The Company rents office space in Lakewood, CO and Vancouver, BC for 5 and 3 year terms, respectively. The following are related commitments in the next 5 fiscal years:

$
2007	35,942
2008	72,287
2009	52,180
2010	38,016
2011	22,412

[c]    During September 2006, the Company entered into an advisory services agreement with a consulting company mandated to assist the Company with securing of debt financing for the Borealis Heap Leach Gold project. As part of the consideration for these services, the consulting company will be able to earn, dependant on the achievement of certain milestones outlined in the agreement, warrants to purchase up to 180,000 common shares of the Company. Each whole warrant entitles the holder to purchase one common share at a price of Cdn$1.86 per share until September 11, 2008.

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

The present value of required payments per each fiscal year:

$

2007	11,849
2008	32,158
2009	17,307

Item 2. Plan of Operation.

Overview

Gryphon Gold Corporation was incorporated in Nevada on April 24, 2003 and has corporate offices in Lakewood, Colorado and Vancouver, British Columbia. Our objective is to establish a producing gold company through the development and extraction of gold deposits, beginning with the Borealis Property. Currently, our sole asset is a 100% interest in the Borealis Property, located in Mineral County, Nevada. We have not determined if the mineralized material from the Borealis Property can be economically exploited.

In July 2003, we initially acquired from Golden Phoenix Minerals, Inc. ("Golden Phoenix") an option to earn a 70% joint venture interest in the Borealis Property by incurring qualified development expenditures. On January 28, 2005 we acquired the remaining interest held by Golden Phoenix in the Borealis Property for $1,400,000. Our subsidiary, Borealis Mining, paid to Golden Phoenix $400,000 upon closing of the purchase on January 28, 2005, with four additional quarterly payments of $250,000 due to Golden Phoenix. On January 24, 2006, with a final payment of $250,000, Borealis Mining completed all of its financial requirements with respect to Golden Phoenix.

As sole shareholder of Borealis Mining, we control all of the lease rights to a portion of the Borealis Property, subject to advance royalty, production royalty, and other payment obligations imposed by the lease. Our acquisition of the interest of Golden Phoenix in the Borealis Property terminated the July 2003 Option and Joint Venture Agreement.

In addition to our leasehold interest to a portion of the Borealis Property, through Borealis Mining we also own numerous unpatented mining claims that make up the balance of the Borealis Property, and we also own all of the documentation and samples from years of exploration and development programs carried out by the previous operators of the Borealis Property (totaling thousands of pages of data including, but not limited to, geophysical surveys, mineralogical studies and metallurgical testing reports).

A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $8,916, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The terms of the mining lease and royalty are described below under "Borealis Property". We have also entered into office lease arrangements for offices in Lakewood, Colorado; Vancouver, British Columbia; and Hawthorne, Nevada.

On June 10, 2006, we completed private placements to an officer and employee of 129,000 units for gross proceeds of Cdn$174,150. The units were sold at a price of Cdn$1.35 each and consist of one common share and one half of one purchase warrant. Each warrant is exercisable until June 10, 2007 at a price of Cdn$1.82.

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

For the fiscal year ended March 31, 2006, our exploration work focused on extension and definition drilling and the broadening of district exploration and we expended $3.6 million on exploration of the Borealis property.

On August 17, 2006, we announced the completion and receipt of a positive feasibility study for the Borealis Property. The study was conducted by Samual Engineering, Inc. and was focused on an open pit mine with two-stage crushing and conventional carbon absorption extraction through a 7,300 metric tonnes per day heap leach operation.

The results of the base case model assumes a gold price of $475 per ounce and a silver price of $7.92/oz (60:1), allows for all taxes and is unlevered. The projected base case details are:

  Nominal annual production of 58,000 ounces of gold and 546,000 ounces of silver (67,000 ounces/yr gold equivalent)

  Initial capital cost of US$15.4 million, of which US$9.2 million is fixed assets and infrastructure, US$4.2 million is bonding and US$2 million working capital
  Cash operating cost, net of silver credits, is $264 per ounce of gold
  Initial mine life of 6 years
  After-tax internal rate of return (IRR) of 31 percent

  Crushing plant throughput of three million tonnes per year

  Life of mine strip ratio: 1.4:1

  Leach ore grade: 1.0 grams per tonne (g/t) gold and 18.5 grams per tonne (g/t) silver

Completion of construction and the first gold pour is targeted within 8 months of securing the financing. We are in discussions with several financial institutions for a debt or combination debt/equity financing of the mine. The cash flow from this mine is expected to fund the multi-year exploration programs required to fully assess this 27.5 square mile property, which hosts multiple-targets. It may also fund participation in other opportunities.

The study estimates the open pit gold deposits presently contain proven and probable leachable reserves of 13.7 million metric tonnes containing approximately 433,500 ounces of gold and 8.2 million ounces of silver, using a gold price of $475 per ounce and a silver price of $7.92 per ounce. Estimated total gold and silver recovery from the oxide deposits over a six year mine life will be approximately 297,000 ounces gold and 2.9 million ounces silver.

The terms "proven mineral reserve" and "probable mineral reserve" used in this Quarterly Report are in reference to the mining terms defined in the Canadian Institute of Mining, Metallurgy and Petroleum Standards, which definitions have been adopted by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission's Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, information contained in this Form 10-QSB and the documents incorporated by reference herein containing descriptions of our mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

Until such time as production financing has been secured we continue to expense costs related to the Borealis property. Once definitive financing has been arranged we intend to capitalize development costs.

The base case contemplates an average production rate of 7,300 metric tonnes per day of heap leach material (amounts vary year to year). Life-of-mine strip ratio will be 1.4:1 with annual production averaging approximately 58,000 ounces of gold and 546,000 ounces of silver. The cutoff gold grade for both mineral reserves and mineral resources is 0.34g/t for in-place material and 0.21 g/t for previously mined and stockpiled material based on a gold price of $475 per ounce and a silver price of $7.92.

During fiscal 2007, we plan to continue extension drilling within the Graben deposit. This 20-hole drilling program consists of a series of broad step-out holes along the northern extension of the Graben trend which commenced in September 2006. Guided by the new geophysical surveys and reinterpreted existing geophysical data, this program is designed to delineate the northern and western limits of the Graben deposit's gold mineralization (budgeted at $1.4 million). Simultaneously, we intend to begin a broader scale district exploration reconnaissance and drilling program (budgeted at $0.55 million). This program is designed to determine which of the six other gold mineralized targets identified to date will be the focus of the next exploration program. The following activities are planned for fiscal 2007:

  Raise sufficient capital to begin construction of the heap leach mine at the Borealis Gold Project.

  Complete the geophysical survey program which commenced in September 2006. The survey was designed for targeting sites for the two new drilling programs. The program consists of three gradient array induced polarization (IP) and resistivity surveys to identify chargeability and resistivity highs that are coincident with known aeromagnetic lows indicating areas of likely mineralization.

  Continue the Graben deposit drilling extension program, a 20-hole drilling program which commenced in September 2006 and consists of a series of broad step-out holes along the northern extension of the Graben trend.

  Initiate district exploration program to determine which of the six other gold mineralized targets identified to date will be the focus of the next exploration program.

Management's Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Unaudited Interim Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined in Exhibit 99.1 titled "Risk Factors and Uncertainties" contained in our Form 10-QSB filed on August 14, 2006, which Exhibit is hereby incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this quarterly report by the foregoing cautionary statements.

Critical Accounting Policies and Estimates

The preparation of our unaudited interim financial statements is in accordance with U.S. GAAP. We do not reconcile our unaudited interim financial statements to Canadian generally accepted accounting principles. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

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

Stock-based compensation

As regulated by Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation ("SFAS No. 123(R)"), commencing the quarter ended June 30, 2006, we have adopted the fair value method of accounting for share-based payments to employees and record compensation expense based on requisite service period of options granted to its employees, directors and consultants.

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

Three months ended September 30, 2006 compared to three months ended September 30, 2005

For the three months ended September 30, 2006 we had a net loss of $1,871,080 or $0.05 per share compared to a net loss of $813,270 or $0.03 per share in the same period in the prior year, as spending on our exploration activities increased significantly, along with an increase in staffing levels and higher corporate administration costs.

Exploration expenses during the three months ended September 30, 2006 were $1,067,703 or 57% of our total expenses compared to $503,248 or 62% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was completed in August 2006.

Management salaries and consulting fees in the quarter ended September 30, 2006 were $482,009 compared to $244,643 incurred in the quarter ended September 30, 2005 as staffing increased and the company adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", which resulted in additional compensation expense of $179,262 to be recognized in the quarter. Salaries and consulting fees are expected to continue to increase in future periods as we expect to hire additional personnel in anticipation of mine development and future gold production from our heap leach mine on the Borealis property. Legal and audit fees for the period increased to $87,393 from $19,612 for the three months ended September 30, 2005, this is mainly due to costs associated with being a public company that reports in both Canada and the United States and is therefore subject to additional reporting and compliance requirements. Travel and accommodation during the quarter ended September 30, 2006 was $65,762, compared to $42,170 expended on travel in the prior year's comparable quarter. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses totaled $240,176, compared to $46,968 in the prior year's comparable quarter. The increase is due to higher spending on investor relations, rent related to our Lakewood and Hawthorne offices, related office support and insurance. Travel and general and administrative expenses will continue to increase in future periods with the expected continuing increase in activity to support the development of our Borealis property and with the additional obligations as a public company in the United States and in Canada. Interest income earned on cash deposits was $84,102 for the quarter ended September 30, 2006, compared to $41,240 in the prior year quarter due to significantly higher cash balances then the prior quarter.

Six months ended September 30, 2006 compared to Six months ended September 30, 2005

For the six month period ended September 30, 2006 we incurred a net loss of $3,871,214 or $0.10 per share compared to a net loss of $1,631,188 or $0.06 per share incurred during the same period in the prior year, as spending increased on our exploration activities, along with an increase in our staffing levels and higher corporate administration costs.

Exploration expenses during the six month period ended September 30, 2006 were $2,321,218 or 60% of our total expenses compared to $843,320 or 56% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was completed in August 2006.

Management salaries and consulting fees in the six months ended September 30, 2006 were $890,602 or 22% of our total expenses compared to $440,943 or 23% of total expenses in the prior year as staffing increased significantly and with the adoption of fair value recognition provisions of SFAS No. 123(R), stock-based compensation expense of $189,375 has been recognized. It is expected that salaries and consulting fees will continue to increase in future periods as we expect to hire additional personnel in anticipation of mine development and future gold production from our heap leach mine on the Borealis property. Legal and audit fees for the six month period decreased to $164,759 from $189,471 incurred in the prior years comparable period. The higher costs reported in the six months ended September 30, 2006 are associated to changing reporting to US generally accepted accounting principles (GAAP) from Canadian GAAP and the legal and auditing costs incurred to become a public company. Travel and accommodation during the six months ended September 30, 2006 was $185,439, compared to $96,157 reported in prior year six month period ended September 30, 2005. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses of $481,218, compared to $126,059 in the prior years comparable period. The increase is due to higher spending on investor relations, rent related to our Lakewood office which opened during fiscal 2006, office support and insurance. Travel, general and administrative expenses will continue to increase in future periods with the continuing increase in activity to support the development of our Borealis property and with the additional obligations as a public company in the United States and in Canada. Interest income earned on cash deposits was $176,529 for the six months ended September 30, 2006, compared to $79,129 in the prior year comparable period due to significantly higher average cash balances during the six month period.

Liquidity and Capital Resources

Our principal source of liquidity is cash which is raised by way of sale of commons shares from treasury.

At September 30, 2006 we had working capital of $5,761,223, and we had current assets consisting of $6,240,563 in cash, $59,901 in accounts receivable and $69,437 in prepaid expenses. We had $608,678 in current liabilities at September 30, 2006, consisting of $589,715 in accounts payable and accrued liabilities and $18,963 in current portion of capital leases. We believe we have sufficient working capital to fund completion of our drilling program, costs related to lease and claim maintenance fees and general and administrative expense for the next 8 to 12 months. We currently have approximately 12.8 million 'in-the-money' warrants with exercise price ranging from $0.75 to $1.021,and an average exercise price of $0.95, which are set to expire on December 22, 2006. We believe that it is reasonable to anticipate that they will be exercised given the current market price of our company stock ($1.18 per share at November 9, 2006); however, there can be no assurance that such warrants will be exercised. If all warrants are exercised, we could realize cash proceeds of approximately $12.2 million.

The feasibility study completed for the Borealis Heap Leach Mine estimates an initial capital cost of approximately $15.4 million, made up of $9.2 million in fixed assets, $4.2 million in bonding requirements and $2 million in working capital. In order to bring the Borealis property into production we will need to obtain additional capital, most likely from a combination of the sale of common shares, the exercise of existing outstanding warrants, or debt financing. We have received indicative term sheets for a $12 million production loan from four international banks; we have selected two of these banks to proceed with technical due diligence which is currently in process. We anticipate we will receive a definitive term sheet from one of the two banks on or about December 31, 2006.

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We anticipate the development of the Borealis Heap Leach Mine subject to securing financing. Our feasibility study announced in August 2006, shows a fixed asset investment of approximately $9.2 million. The study estimates the following investments in fixed asset purchases:

______________
1 Based on the November 9, 2006 exchange rate of Cdn$1.1313 equals US$1

Surface Mine Construction	Amount
Initial Pads and Ponds	$1,924,362
ADR Recovery Plant	1,413,144
Equipment Mobilization	1,400,000
Power Distribution	1,017,818
Water Supply	788,233
Other, including Ancillary Facilities, Buildings, Construction
and Contingency Overheads and EPCM	2,693,310
Total	$9,236,867

We have signed two Letters of Intent with suppliers and contractors who will provide us with the 'ADR plant design, supply and construction', 'contract mining and crushing' and 'heap leach pad construction'. The Letters of Intent are non-binding agreements which set forth a means to enter into formal contracts with specific suppliers and/or contractors for the aforementioned services.

Significant changes in number of employees.

We expect the number of employees to gradually increase from current level of 12 employees. We will require additional employees once we begin developing our Borealis Property.

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

As of September 30, 2006, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than			More
		1			than 5
	Total	year	2-3 Years	4-5 Years	Years

Capital Lease obligations	$61,314	$11,849	$49,465	$0	$0
Operating Lease Obligation (1)	65,367	17,827	50,511	0	0
Operating Lease Obligation (2)	152,499	18,114	73,957	60,428	0

Total	$282,351	$47,990	$173,933	$60,428	$0

The capitalized leases is for the purchase of two trucks.

(1) Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $2,839 per month.

(2) Obligation for the rental of office space in Lakewood CO with an initial term 5 year term, terminating October 2010 and payments of approximately $2,995 per month.

Certain information contained in this "Management Discussion and Analysis" constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company's most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated.

On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government's water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, do not intend to participate in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our planned business operations as we currently have permits to access water from two sites for our Borealis Property, one of which is not subject to this action and either of which, individually, would provide a sufficient water supply for our planned operations.

Item 1A. Risks Factors.

Refer to Exhibit 99.1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since March 31, 2006, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved a 2006 Omnibus Incentive Plan reserving 1,000,000 common shares to be granted as Restricted Stock Units. On the date of adoption 25,000 common shares, which were later amended to 8,000 common shares on September 12, 2006, were granted to an officer of the company, which vest over 12 to 24 months, under section 4(2) of the Securities Act. The grant was subject to shareholder approval which was received September 12, 2006. On April 4, 2006 (amended July 24, 2006), the Board of Directors adopted the 2006 Omnibus Incentive Plan ("the Plan"). Under the Plan a total of 3,000,000 options may be granted. On the date of adoption 1,590,000 options were granted to directors, officers and a consultant, of which 1,475,000 were issued under the 2006 Omnibus Incentive Plan and were subject to shareholder approval. The options are exercisable for 5 years at a price of Cdn$1.37 per share. Our 2004 Stock Option Plan authorized the grant of 3,000,000 options of which 2,990,000 were issued and 2,942,500 remain outstanding. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act. Shareholder approval was received September 12, 2006.

On April 18, 2006, the Board of Directors approved the grant of 290,000 stock options to an officer, employee and a consultant, 270,000 options were subject to shareholder approval. The options vest over 12 to 30 months and are exercisable for 5 years at a price of Cdn$1.37 per share. The consultant received 20,000 options which resulted in compensation expense of $2,553 being recorded for the portion which vested. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act. Shareholder approval was received September 12, 2006.

On May 26, 2006, the Board of Directors approved the grant of 30,000 stock options to an outside consulting firm who will be providing certain investor relations services to the company. The options vest over the next 24 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.60 per share. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act. The grant was subject to shareholder approval which was received September 12, 2006.

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

On July 24, 2006, the Board of Directors approved the grant of 80,000 stock options, subject to shareholder approval, to two outside consulting firms who will be providing certain investor relations and consulting services to the company. The options vest within 12 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.29 per share. Shareholder approval was received September 12, 2006.

On September 25, 2006, the Board of Directors approved the grant of 40,000 stock options to an employee of the company. The options vest over 4 to 24 months and are exercisable for 5 years at a price of Cdn$1.37 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 12, 2006, Gryphon Gold Corporation held its annual general meeting of shareholders at the Vancouver Club, 915 West Hastings Street, Vancouver, BC, at 1:30PM. Shareholders representing 23,244,397 shares or 56.55% of the shares authorized to vote (41,105,620) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 - Election of Directors	Voted For	Withheld

The election of the Nominees to the Company's Board to
serve until the Company's 2007 Annual Meeting of
Shareholders or until successors are duly elected and
qualified:
Allen S. Gordon	23,244,397	0

Albert J. Matter	23,244,397	0

Donald E. Ranta	23,244,397	0

Christopher E. Herald	23,244,397	0

Richard W. Hughes	23,244,397	0

Rohan Hazelton	23,244,397	0

Donald W. Gentry	23,244,397	0

Anthony (Tony) D.J. Ker	23,244,397	0

Proposal #2	For	Against	Abstain

To ratify the Company's Amended and Restated	21,984,397	1,260,000	0
Bylaws

Proposal #3	For	Against	Abstain

To ratify the Company's 2006 Omnibus Incentive	23,024,397	140,000	80,000
Plan

Proposal #4	For	Against	Abstain

To ratify the Company's 2006 audited financial	23,194,397	0	50,000
statements

Proposal #5	For	Against	Abstain

To ratify the appointment of the Company's	23,194,397	0	50,000
Independent Registered Public Accounting Firm for
the 2007 fiscal year

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on August 9, 2006. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003
3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005
3.3(1)	Bylaws of Gryphon Gold Corporation
3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003
3.5(1)	Bylaws of Borealis Mining Company
4.1(4)	Specimen Common Stock certificate
4.2(3)	Form of Warrant Indenture
4.3(4)	Form of Underwriters' Compensation Options
10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended
10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company
10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation
10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

Exhibit
Number	Description

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
14.1(2)	Code of Business Conduct and Ethics
16.1(2)	Letter on Change of Certifying Accountant
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors and Uncertainties

(1)	Previously filed on Form SB-2 on August 17, 2005.

(2)	Previously filed on Form SB-2 on October 6, 2005.

(3)	Previously filed on Form SB-2 on October 27, 2005.

(4)	Previously filed on Form SB-2 on November 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By: /s/ Anthony D.J. Ker
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date: November 14, 2006

By: /s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date: November 14, 2006