Form 10QSB
period 2006-12-31
GRYPHON GOLD CORP
filed 2007-02-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127635

Gryphon Gold Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	92-0185596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1130 WEST PENDER STREET, SUITE 810
VANCOUVER, BC	V6E 4A4
(Address of principal executive offices)	(zip code)

Issuer’s Telephone Number: (604) 261-2229

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___   No    X

As of December 31, 2006 there were 42,129,645 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ___   No    X

GRYPHON GOLD CORPORATION
December 31, 2006

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Consolidated Financial Statements as of	2
	December 31, 2006

	Unaudited Consolidated Balance Sheet as of December 31, 2006
	and Audited Consolidated Balance Sheet as of March 31, 2006	2

	Unaudited Consolidated Statements of Operations for the
	three and nine months ended December 31, 2006 and 2005	3

	Unaudited Consolidated Statements of Stockholders’ Equity	4

	Unaudited Consolidated Statements of Cash Flows for the
	three and nine months ended December 31, 2006 and 2005	5

	Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Plan of Operation	15

Item 3	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		27

i

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	As at	As at
	December 31,	March 31,
	2006	2006
	$	$
	(Unaudited)	(Audited)

ASSETS
Current
Cash	4,874,822	9,390,925
Accounts receivable	54,576	81,250
Prepaid expenses	123,973	110,090
Total current assets	5,053,371	9,582,265
Reclamation deposit [note 8]	111,900	59,800
Equipment [note 3]	186,826	152,946
Mineral property costs [note 4]	1,920,371	1,898,207
	7,272,468	11,693,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	710,527	1,197,823
Current portion of capital lease [note 10]	35,217	10,058
Total current liabilities	745,744	1,207,881

Capital lease [note 10]	20,661	19,324

Commitments and contingencies [notes 8 & 9]

Stockholders’ equity
Common stock	42,130	40,295
Additional paid-in capital	22,199,292	19,669,399
Deficit accumulated during the exploration stage	(15,735,359)	(9,243,681)
Total stockholders’ equity	6,506,063	10,466,013
	7,272,468	11,693,218

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three months ended		Nine months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Exploration [note 5]	1,328,514	926,361	3,649,732	1,764,827	8,758,147
Management salaries and consulting
fees [note 6c]	855,562	478,582	1,746,164	919,525	4,356,522
General and administrative	240,219	120,549	721,437	251,462	1,405,370
Legal and audit	106,258	58,223	271,017	247,694	901,499
Travel and accommodation	96,678	6,317	282,117	102,474	646,662
Depreciation	14,625	5,421	40,107	9,565	72,169
Loss on disposal of equipment	19,135	—	19,135	—	19,135
Foreign exchange (gain) loss	25,776	(3,886)	4,801	6,337	(1,677)
Interest income	(66,303)	(33,921)	(242,832)	(113,050)	(422,468)
Net loss for the period	(2,620,464)	(1,557,646)	(6,491,678)	(3,188,834)	(15,735,359)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.16)	$(0.12)

Basic and diluted weighted average
number of common shares
outstanding	41,703,926	28,472,370	40,518,405	27,453,037

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in U.S. dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, March 31, 2004	14,376,000	14,376	2,480,824	(1,115,925)	1,379,275
Shares issued:
For private placements	7,315,962	7,316	4,598,059	—	4,605,375
Share issue costs	—	—	(156,015)	—	(156,015)
Compensation component of shares
issued	—	—	150,000	—	150,000
Fair value of agent’s warrants issued
[note 6[b]]	—	—	45,100	—	45,100
Fair value of options granted to a
consultant [note 6[c]]	—	—	34,300	—	34,300
Net loss for the year	—	—	—	(2,525,420)	(2,525,420)
Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,343)	3,532,615
Shares issued:
For private placements	11,505,408	11,505	9,762,404	—	9,773,909
Share issue costs	—	—	(489,013)	—	(489,013)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Fair value of agents’ warrants
issued on private placements
[note 6[b]]	—	—	111,640	—	111,640
Fair value of underwriters’
compensation warrants on IPO
[note 6[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted to
consultants [note 6[c]]	—	—	15,258	—	15,258
Net loss for the year	—	—	—	(5,602,336)	(5,602,336)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	129,000	129	165,722	—	165,851
Share issue costs	—	—	(3,533)	—	(3,533)
Fair value of options granted
[note 6[c]]	—	—	779,747	—	779,747
Exercise of warrants	1,658,275	1,658	1,548,894	—	1,550,552
Exercise of options	47,500	48	39,063	—	39,111
Net loss for the period	—	—	—	(6,491,678)	(6,491,678)
Balance, December 31, 2006	42,129,645	42,130	22,199,292	(15,735,359)	6,506,063

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three months ended		Nine months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,620,464)	(1,557,646)	(6,491,678)	(3,188,834)	(15,735,359)
Items not involving cash:
Depreciation	14,625	5,421	40,107	9,565	72,169
Loss on disposal of equipment	19,135	—	19,135	—	19,135
Fair value of options, warrants
and other non-cash compensation	529,683	7,560	779,747	7,560	1,133,680
Changes in non-cash working
capital items:
Amounts receivable	5,325	(36,129)	26,674	(47,924)	(54,576)
Accounts payable and accrued
liabilities	101,677	86,988	(506,431)	543,192	691,392
Prepaid expenses	(54,536)	707,300	(13,883)	(25,658)	(123,973)
Cash used in operating activities	(2,004,555)	(786,506)	(6,146,329)	(2,702,099)	(13,997,532)

INVESTING ACTIVITIES
Reclamation deposit	—	(28,400)	(52,100)	(28,400)	(111,900)
Purchase of equipment	(17,802)	(73,060)	(35,173)	(113,513)	(190,799)
Mineral property expenditures	—	(250,000)	(22,164)	(849,865)	(1,920,371)
Cash used by investing activities	(17,802)	(351,460)	(109,437)	(991,778)	(2,223,070)

FINANCING ACTIVITIES
Capital lease principal payments	(5,437)	—	(12,318)	—	(12,318)
Cash received for shares	662,053	5,036,497	1,755,514	8,956,262	23,317,278
Share issue costs	—	(2,106,840)	(3,533)	(2,167,128)	(2,598,661)
Subscription receivables collected	—	—	—	54,360	389,125
Cash provided by financing
activities	656,616	2,929,657	1,739,663	6,843,494	21,095,424

Increase (decrease) in cash during
the period	(1,365,741)	1,791,691	(4,516,103)	3,149,617	4,874,822
Cash, beginning of period	6,240,563	4,423,362	9,390,925	3,065,436	—
Cash and cash equivalents, end of
year	4,874,822	6,215,053	4,874,822	6,215,053	4,874,822

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation and its wholly owned subsidiary, Borealis Mining Company (collectively, "the Company"), were incorporated in the State of Nevada in 2003. The Company is an exploration stage company in the process of exploring its mineral properties and has not yet determined whether these properties contain reserves that are economically recoverable.

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

Prior to March 31, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be zero. Estimation of forfeitures will be reviewed on a quarterly basis. As a result of adopting FAS 123(R) the net loss for the quarter ending and for the nine months ended December 31, 2006 increased by $490,567 and $679,941 respectively. Both basic and diluted loss per share for the three months and nine months ended December 31, 2006 increased by $0.01 and $0.02, respectively.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

3. EQUIPMENT

	December 31, 2006
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	183,813	50,776	133,037
Trucks under capital lease	71,319	17,530	53,789
Total	255,132	68,306	186,826

	March 31, 2006
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	152,504	27,974	124,530
Truck under capital lease	32,504	4,088	28,416
Total	185,008	32,062	152,946

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

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the period	22,164
Mineral property costs, December 31, 2006	1,920,371

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

5. EXPLORATION

					Period from
					April 24, 2003
	Three months ended		Nine months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

NEVADA, USA
Borealis property
Exploration :
Property maintenance	96,035	242,593	527,395	438,600	1,828,107
Project management	215,037	—	490,281	8,393	1,098,506
Drilling	764,180	426,554	1,872,538	808,782	3,842,681
Engineering	123,777	147,168	275,646	215,381	723,195
Geological	109,950	41,612	445,978	223,797	1,011,941
Metallurgy	19,535	68,434	37,894	69,874	253,717
Total exploration	1,328,514	926,361	3,649,732	1,764,827	8,758,147

6. CAPITAL STOCK

[a]   Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

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

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont’d.)

[b]   Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Exercised	(1,658,275)	—
Expired	(12,157,410)	—
Warrants outstanding, December 31, 2006	3,353,508	291,840

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2006:

	Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#

280,500	0.2	Cdn$1.40	March 23, 2007
2,737,500	0.2	Cdn$1.65	March 23, 2007
130,000	0.3	$0.65	April 1, 2007
64,500	0.5	Cdn$1.82	June 10, 2007
141,008	1.1	$0.65	January 28, 2008
3,353,508	0.2	$1.01*

* Based on the December 31, 2006 exchange rate of Cdn$1.1654 equals US$1.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont’d.)

[c]   Stock options:

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved the 2006 Omnibus Incentive Plan, which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 6,000,000 shares. On April 4, 2006, 1,570,000 options were granted to directors, officers and a consultant, of which 1,475,000 have been granted under the 2006 Omnibus Incentive Plan and 95,000 options were granted under the previous incentive plan. On vesting, the options granted are exercisable for 5 years at a price of Cdn$1.37 per share.

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

The 2006 Omnibus Incentive Plan was ratified by the shareholders at the company’s annual general meeting on September 12, 2006, along with all options previously granted that were pending such ratification.

On September 25, 2006, the Board of Directors approved the grant of 40,000 stock options to an employee of the Company. The options vest over 4 to 24 months and are exercisable for 5 years at a price of Cdn$1.37 per share.

On October 31, 2006, the Board of Directors approved the grant of 50,000 stock options to an outside consulting firm who are providing certain investor relations services to the company. The options vest over the next 15 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.34 per share.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont’d.)

For the three months and nine months ended December 31, 2006, the Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Management salaries	490,567	—	679,941	—
Consulting fees	39,116	7,560	99,806	7,560
Total stock-based compensation	529,683	7,560	779,747	7,560

Stock option activity

The following table summarizes the Company’s stock option activity for the nine months ended December 31, 2006:

Options
Outstanding at April 1, 2006	2,879,000
Granted	2,060,000
Exercised	(47,500)
Forfeited	(144,000)
Outstanding at December 31, 2006	4,747,500
Vested and exercisable at December 31, 2006	2,587,500

The following table summarizes information about stock options outstanding as at December 31, 2006:

Stock Options Outstanding and Exercisable
			Average
Stock Options	Average	Stock Options	Remaining Life	Weighted
Outstanding	Remaining Life	Exercisable	of Exercisable	Average
	(Years)		(Years)	exercise price
2,262,500	3.3	2,187,500	3.3	$0.75
215,000	3.8	120,000	3.8	Cdn$0.85
90,000	4.0	36,000	4.0	Cdn$1.15
50,000	4.0	50,000	4.0	Cdn$1.25
255,000	4.3	84,000	4.3	Cdn$1.37
1,715,000	5.3	30,000	5.3	Cdn$1.37
30,000	5.4	—	5.4	Cdn$1.60
80,000	4.6	55,000	4.6	Cdn$1.29
50,000	4.8	25,000	4.8	Cdn$1.34
4,747,500		2,587,500		$0.94*

* Based on the December 31, 2006 exchange rate of Cdn$1.1654 equals US$1.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont’d.)

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2007	2006

Dividend yield	0%	0%
Expected volatility	55%	53% - 70%
Risk free interest rate	4.54% - 5.21%	3.38% - 4.7%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term on the grant date which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

The Black-Scholes option-pricing model used by the Company to calculate option values was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Options pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

[d]   Restricted stock units:

On April 4, 2006, the Board of Directors approved the grant of 8,000 restricted stock units (‘RSU’) to an officer of the company. The RSU’s will vest over 12 to 24 months from the date of grant and once vested will entitle the grantee to 8,000 common shares in the Company.

On December 12, 2006, the Board of Directors approved the grant of 15,000 restricted stock units (‘RSU’) to an employee of the company. The RSU’s will vest over 12 months from the date of grant and once vested will entitle the grantee to 15,000 common shares in the Company.

The following table summarizes information about restricted stock units outstanding as at December 31, 2006:

	RSU’s	Weighted Average Fair
		Value at Grant Date
Outstanding at April 1, 2006	—	—
Issued April 18, 2006	8,000	Cdn$1.37
Issued December 12, 2006	15,000	Cdn$0.84
Outstanding at December 31, 2006	23,000	$0.88

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

7. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

During the nine months ended December 31, 2006, the Company paid consulting fees to a non-independent director in the amount of $127,303 [December 31, 2005 - $70,484] for services rendered on the exploration of the Borealis property.

8. RECLAMATION DEPOSIT

During the nine months ended December 31, 2006, the Company increased the amount of their performance bond from $59,800 to $90,900 by purchasing a further performance bond in the amount of $31,100 from an insurance company. The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service. The Company also deposited directly $21,000 with the Bureau of Land Management ("BLM") in support of its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At December 31, 2006, the Company recorded a reclamation liability of $5,600 (December 31, 2005 – $10,000) representing future obligations related to its drilling activities completed to December 31, 2006. The Company continues to hold the bond in support of potential future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

9. COMMITMENTS & CONTINGENCIES

[a]   A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,094, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining activity continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

[b]   The Company rents office space in Vancouver, BC for a 3 year term. The following are rental lease commitments in relation to the office lease:

$

2007	8,537
2008	34,149
2009	14,229

[c]   During December 2006, the Company closed its Lakewood, Colorado office and terminated certain office staff. Estimated closure costs in the amount of $96,964, which includes various lease buyouts, were recorded during the quarter.

[d]   On January 18, 2007, the Company was served with a motion to compel arbitration regarding the nonpayment of severance totaling $228,511 to the former Chief Operating Officer. The Company believes the claim for severance is without merit and is investigating all legal options and intends to vigorously defend itself.

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

The present value of required payments during each fiscal year:

$

2007	6,412
2008	32,158
2009	17,308

11. SUBSEQUENT EVENTS

[a]   On January 10, 2007, the Board of Directors approved the grant of 240,000 stock options and 650,000 restricted stock units to officers, employees, directors and a consulting firm of the Company. The options vest over 6 – 12 months and are exercisable for 5 years from the date of grant at a price of Cdn$0.81 per share. The restricted stock units vest over 3 – 18 months with 100,000 units vesting at the date of grant.

[b]   On February 12, 2007, the Company completed a private placement of 5,000,000 units at Cdn$0.90 for net proceeds of approximately C$4,390,000. Each unit consisted of one common share and one series E warrant. Each series E warrant entitles the holder to purchase a common share at a price of Cdn$1.10 per share in year one and Cdn$1.35 per share in year two until February 9, 2009. 85,050 compensation warrants (series F) were issued to agents and are exercisable until February 9, 2008 at a price of Cdn$0.90 per share. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days. The proceeds will be used to continue exploration and development of the Borealis gold property.

Item 2. Plan of Operation.

Overview

Gryphon Gold Corporation was incorporated in Nevada on April 24, 2003 and has corporate offices in Hawthorne, Nevada and Vancouver, British Columbia. Our objective is to establish a producing gold company through the development and extraction of gold deposits, beginning with the Borealis Property. Currently, our sole asset is a 100% interest in the Borealis Property, located in Mineral County, Nevada. We have not determined if the mineralized material from the Borealis Property can be economically exploited.

In July 2003, we initially acquired from Golden Phoenix Minerals, Inc. ("Golden Phoenix") an option to earn a 70% joint venture interest in the Borealis Property by incurring qualified development expenditures. On January 28, 2005, we acquired the remaining interest held by Golden Phoenix in the Borealis Property for $1,400,000. Our subsidiary, Borealis Mining, paid to Golden Phoenix $400,000 upon closing of the purchase on January 28, 2005, with four additional quarterly payments of $250,000 due to Golden Phoenix. On January 24, 2006, with a final payment of $250,000, Borealis Mining completed all of its financial requirements with respect to our acquisition of the interest held by Golden Phoenix.

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

A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $9,094, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The terms of the mining lease and royalty are described below under the heading "Borealis Property". We have also entered into lease arrangements for offices in Vancouver, British Columbia and Hawthorne, Nevada and recently we terminated our office lease in Lakewood, Colorado.

On June 10, 2006, we completed private placements to an officer and employee of 129,000 units for gross proceeds of Cdn$174,150. The units were sold at a price of Cdn$1.35 each and consist of one common share and one-half of one purchase warrant. Each warrant is exercisable until June 10, 2007 at a price of Cdn$1.82.

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

On November 30, 2006, our board of directors concluded that we would not proceed with construction and production financing of the Borealis heap leach mine. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer Mr. Allen Gordon and Mr. Matt Bender, our Vice President of Borealis Project Development. Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada. As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti commenced working on a part-time basis. Under this agreement, his time spent in the office was reduced by 50% along with his salary.

On January 11, 2007, we announced the results of the revised CIM compliant resource estimate in accordance with NI 43-101 which had been compiled by Mr. Alan C. Noble, P.E. of Ore Reserves Engineering. The results of the report were independently reviewed by AMEC to insure the methodology and assumptions used in the calculations were consistent with industry standards. The resource estimate includes the results of exploration drilling through February 28, 2006. The measured, indicated and inferred gold resource reported in January 2007 is:

Date	Measured			Indicated			Inferred
	Tons	Grade	Ozs of	Tons	Grade	Ozs of	Tons	Grade	Ozs of Gold
	(000’s)	opt	Gold	(000’s)	opt	Gold	(000’s)	opt
January, 11, 2007	16,360	0.031	503,700	24,879	0.029	709,800	30,973	0.020	609,200

The updated report confirmed a total gold resource (measured, indicated and inferred) of 1,822,700 ounces contained in the Borealis property.

The terms "proven mineral reserve" and "probable mineral reserve" used in this Quarterly Report are in reference to the mining terms defined in the Canadian Institute of Mining, Metallurgy and Petroleum Standards, which definitions have been adopted by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission’s Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, information contained in this Form 10-QSB and the documents incorporated by reference herein containing descriptions of our mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

We expect to report a CIM compliant resource estimate in accordance with NI 43-101 by April 2007. This report will include the effect of drill results from March 2006 to date.

For the fiscal year ended March 31, 2006, our exploration work focused on extension and definition drilling and the broadening of district exploration and we expended $3.6 million on exploration of the Borealis property.

In December 2006, we completed the geophysical survey, which commenced in September 2006. The positive geophysical results obtained from induced polarization (IP) surveys identified multiple chargeability and resisitivity anomalies coincident with aeromagnetic lows which extended several kilometers (km) to the north and northwest of the Graben sulphide deposit. The IP surveys identified two new mineralized exploration targets located under the pediments 3.0 km (Central Pediments) and 5.3 km (Western Pediment) northwest of the Graben sulphide deposit.

During the remainder of fiscal 2007 and into fiscal 2008, we plan to continue extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This 72-hole, $4.5 million budgeted drilling program consists of a series of Graben deposit expansion drilling and extension drilling north of the successful G3 – G13 fence of holes. The drilling of the Graben deposit will alternate with follow up exploration drilling in the Central and Western Pediments where 4 holes have intersected two distinct hydrothermal systems hidden beneath the pediments. The following activities are planned for the duration of fiscal 2007:

  Continue the Graben deposit drilling extension and expansion program, a series of in-fill drilling and step-out holes along the northern extension of the Graben trend.

  Continue exploration drilling at both the Central Pediment and Western Pediment, which are northwest of the Graben sulphide deposit. Drilling will be guided by the results of the geological and geophysical exploration model.

Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Unaudited Interim Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of the financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Stock-based compensation

As regulated by Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), commencing the quarter ended June 30, 2006, we have adopted the fair value method of accounting for share-based payments to employees and record compensation expense based on requisite service period of options and restricted stock units granted to its employees, directors and consultants.

Asset retirement obligations

We record the present value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is depreciated over the estimated useful life of the related assets. The liability is subsequently accreted through charges to expense over its expected life. Currently, we have no significant asset retirement obligations.

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

Three months ended December 31, 2006 compared to three months ended December 31, 2005

For the three months ended December 31, 2006 we had a net loss of $2,620,464 or $0.06 per share compared to a net loss of $1,557,646 or $0.05 per share in the same period in the prior year, as spending on our exploration activities increased significantly, along with an increase in staffing levels and higher corporate administration costs.

Exploration expenses during the three months ended December 31, 2006 were $1,328,514 or 51% of our total expenses compared to $926,361 or 59% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was completed in November 2006.

Management salaries and consulting fees in the quarter ended December 31, 2006 were $855,562 compared to $478,582 incurred in the quarter ended December 31, 2005 as staffing increased and the company adopted the fair value recognition provisions of SFAS No. 123(R), "Stock-Based Payment", which resulted in additional non-cash compensation expense of $490,567 to be recognized in the quarter. Salaries and consulting fees are expected to decrease in future periods as we have reduced staff due to postponing the development of our heap leach mine on the Borealis property. Legal and audit fees for the period increased to $106,258 from $58,223 for the three months ended December 31, 2005, this is mainly due to costs associated with being a public company that reports in both Canada and the United States and is therefore subject to additional reporting and compliance requirements. Travel and accommodation during the quarter ended December 31, 2006 was $96,678, compared to $6,317 expended on travel in the prior year’s comparable quarter. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses totaled $240,219, compared to $120,549 in the prior year’s comparable quarter. The increase is due to higher spending on investor relations, rent related to our Lakewood and Hawthorne offices, related office support and insurance. For the quarter ended December 31, 2006 we have recorded $96,964 in anticipated closing costs of our Lakewood, Colorado office, this amount was included in general and administrative expenses. Travel and general and administrative expenses are likely to decrease due to the closure of our Lakewood, Colorado office. Interest income earned on cash deposits was $66,303 for the quarter ended December 31, 2006, compared to $33,921 in the prior year quarter due to higher cash balances held on average through the current quarter versus the prior quarter.

Nine months ended December 31, 2006 compared to Nine months ended December 31, 2005

For the nine month period ended December 31, 2006 we incurred a net loss of $6,491,678 or $0.16 per share compared to a net loss of $3,188,834 or $0.12 per share incurred during the same period in the prior year, as spending increased on our exploration activities, along with an increase in our staffing levels and higher corporate administration costs.

Exploration expenses during the nine month period ended December 31, 2006 were $3,649,732 or 56% of our total expenses compared to $1,764,827 or 55% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was completed in November 2006.

Management salaries and consulting fees in the nine months ended December 31, 2006 were $1,746,164 or 27% of our total expenses compared to $919,525 or 29% of total expenses in the prior year as staffing increased significantly and with the adoption of fair value recognition provisions of SFAS No. 123(R), additional stock-based non-cash compensation expense of $679,941 has been recognized. It is expected that salaries and consulting fees will decrease in future periods as we have reduced staff due to the postponing mine development at our heap leach mine on the Borealis property. Legal and audit fees for the nine month period increased to $271,017 from $247,694 incurred in the prior years comparable period. The higher costs reported in the nine months ended December 31, 2006 are associated to the legal and auditing costs associated to maintaining a public company that reports in both the US and Canada. Travel and accommodation during the nine months ended December 31, 2006 was $282,117, compared to $102,474 reported in prior year nine month period ended December 31, 2005. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses of $721,437, compared to $251,462 in the prior years comparable period. The increase is due to higher spending on investor relations, costs related to open our Lakewood, Colorado office during fiscal 2006, which was closed in December 2006, office support and insurance. Travel, general and administrative expenses will likely decrease due to the closure of our Lakewood, Colorado office and the reduction of staff due to the closure this will be somewhat offset with the continuing activity to support the exploration of our Borealis property and with the additional obligations as a public company in the United States and in Canada. Interest income earned on cash deposits was $242,832 for the nine months ended December 31, 2006, compared to $113,050 in the prior year comparable period due to significantly higher average cash balances during the nine month period.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of commons shares from treasury.

At December 31, 2006, we had working capital of $4,307,627, and we had current assets consisting of $4,874,822 in cash, $54,576 in accounts receivable and $123,973 in prepaid expenses. We had $745,744 in current liabilities at December 31, 2006, consisting of $710,527 in accounts payable and accrued liabilities and $35,217 in current portion of capital leases.

On February 12, 2007, we completed a private placement of 5,000,000 units at Cdn$0.90 for net proceeds of approximately C$4,390,000. Each unit consisted of one common share and one series E warrant. Each series E warrant entitles the holder to purchase a common share at a price of Cdn$1.10 per share in year one and Cdn$1.35 per share in year two until February 9, 2009. 85,050 compensation warrants (series F) were issued to agents and are exercisable until February 9, 2008 at a price of Cdn$0.90 per share. We have a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days. With the receipt of these funds we believe we have sufficient working capital to fund our drilling program, costs related to lease and claim maintenance fees and general and administrative expenses for the next 12 months.

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

We have reduced our staff by 3 employees to the current level of 9 employees. We do not expect a significant change in this number.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,094 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims, we make payments totaling approximately $102,000 annually. These payments are contingent upon us maintaining an interest in the property.

As of December 31, 2006, we had the following non-cancelable contractual obligations:

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years

Capital Lease obligations	$62,183	$40,455	$21,727	$0	$0
Operating Lease Obligation (1)	59,916	34,149	22,766	0	0

Total	$122,099	$74,604	$44,493	$0	$0

(1) The capitalized leases is for the purchase of two trucks.
(2) Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $2,839 per month.

Certain information contained in this "Management Discussion and Analysis" constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and determined that we had a deficiency in monitoring and evaluating independent engineering reports. This deficiency resulted in an error in reporting mineral property resources during the third calendar quarter of 2006. These errors were discovered during an internal audit of the resource calculations. Based on the evaluation, the Company implemented additional disclosure and monitoring procedures to ensure quality assurance and to internally audit resource and other reports of outside consultants. After implementation of the new policy, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective and that our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer believe that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On January 18, 2007, the Company was served with a motion to compel arbitration regarding the termination of its former Chief Operating Officer, Mr. Allen Gordon pursuant to his executive compensation agreement (‘ECA’). Mr. Gordon claims breach of contract under his ECA by failing to make severance payments of $228,511. The Company believes the claim for $228,511 is without merit and is investigating all legal options and intends to vigorously defend itself.

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

On October 31, 2006, the Board of Directors approved the grant of 50,000 stock options to an outside consulting firm who are providing certain investor relations services to the company. The options vest over the next 15 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.34 per share. The options were granted pursuant to an exemption available under Section 4(2) of the Securities Act.

On December 12, 2006, the Board of Directors approved the grant of 15,000 restricted stock units (‘RSU’) to an employee of the company. The RSU’s will vest over 12 months from the date of grant and once vested will entitle the grantee 15,000 common shares in the company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2006.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003

3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005

3.3(1)	Bylaws of Gryphon Gold Corporation

3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003

3.5(1)	Bylaws of Borealis Mining Company

4.1(4)	Specimen Common Stock certificate

4.2(3)	Form of Warrant Indenture

4.3(4)	Form of Underwriters’ Compensation Options

10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended

10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company

10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)

10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation

10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003

10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005

10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.

10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office

10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC

10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon

10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker

10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar

10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta

10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan

10.17(4)	Form of Escrow Agreement

10.18(2)	Form of Lock Up Agreement — Shareholders

10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors

10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)

14.1(2)	Code of Business Conduct and Ethics

16.1(2)	Letter on Change of Certifying Accountant

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors and Uncertainties

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
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date:	February 14, 2007

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date:	February 14, 2007