Form 10KSB
period 2007-03-31
GRYPHON GOLD CORP
filed 2007-06-21
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 West Pender, Suite 810
Vancouver, British Columbia, Canada	V6E 4A4
(Address of Principal Executive Offices)	(Zip Code)

(604) 261-2229
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐         No ☒

State issuer’s revenues for its most recent fiscal year: NIL

The aggregate market value of the 32,817,739 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity of Cdn$0.82 on June 6, 2007 as quoted on the Toronto Stock Exchange, converted to US$ based on a noon buying rate as reported by the Federal Reserve Bank of New York of Cdn$1.0586 to US$1, was $25,420,882. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Common Shares outstanding as of June 19, 2007: 47,491,395

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

  the timing and possible outcome of pending regulatory and permitting matters;

  the timing and outcome of our possible feasibility study;

  the parameters and design of any potential mining facilities on the Borealis Property;

  future financial or operating performances of Gryphon Gold, its subsidiaries, and its projects;

  the estimation of mineral resources and the realization of mineral reserves, if any, based on mineral resource estimates;

  the timing of exploration, development, and production activities and estimated future production, if any;

  estimates related to costs of production, capital, operating and exploration expenditures;

  requirements for additional capital and our ability to raise additional capital;

  government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

  title disputes or claims;

  limitations of insurance coverage; and

  the future price of gold, silver, or other minerals.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Risk Factors and Uncertainties", "Description of the Business" and "Management’s Discussion and Analysis" of this prospectus. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this prospectus by the foregoing cautionary statements.

PART I

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

Name and Incorporation

Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financing office is located in Canada at Suite 810, 1130 West Pender Street, Vancouver, British Columbia, Canada V6E 4A4, and our telephone number there is 604-261-2229.

We own 100% of the issued and outstanding shares of our operating subsidiary, Borealis Mining Company. We have no other subsidiary. Borealis Mining Company was formed under the laws of the State of Nevada on June 5, 2003.

History and Background of Company

We were established as a private company in April 2003 by Albert Matter and Allen Gordon to acquire and develop gold properties in the United States. Our objective is to establish a producing gold company through the development and extraction of gold deposits.

In July 2003, through our wholly-owned subsidiary Borealis Mining, we acquired from Golden Phoenix an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property (July 2003 Option and Joint Venture Agreement) by making qualified development expenditures on that property.

In October 2003, we engaged a mining consultant to develop a preliminary scoping study for the redevelopment of the Borealis Property.

During 2004, we completed drilling, technical and engineering work necessary to prepare a Plan of Operation in respect of the development of an open pit, heap leach mine on the Borealis Property. We submitted the Plan of Operation to the U.S. Forest Service on August 27, 2004, and we continue to work on satisfying all the requirements of the various approval agencies and completing all necessary reviews, including the approval of the Nevada Division of Environmental Protection. The principal mine operating permits were granted in 2006. A further discussion of operating permits and other governmental regulation concerns is described under the caption "Permitting," below.

Following the course established by the recommendations in the preliminary scoping study, and based on additional geologic field work that was completed in 2004, we retained Ore Reserves Engineering, consulting resource modeling engineers, to complete an updated resource estimate model in accordance with National Instrument 43-101 of the Canadian Securities Administrators. In May 2005, Ore Reserves Engineering delivered the report titled

Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada which we refer to as the "Technical Report."

On January 10, 2005, Borealis Mining entered into a purchase agreement with Golden Phoenix which gave Borealis Mining the right to purchase the interest of Golden Phoenix in the Borealis Property for $1,400,000. Golden Phoenix transferred its interest in the Borealis Property to Borealis Mining on January 28, 2005. Borealis Mining paid $400,000 of the purchase price to Golden Phoenix upon closing of the purchase, and four additional quarterly payments of $250,000 were made to Golden Phoenix. With the final payment of $250,000 on January 24, 2006, Borealis Mining completed all the required payments under the purchase agreement and now has 100% control of the Borealis Property. A portion of the Borealis Property is subject to mining leases, as described under the caption "Borealis Property," below.

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

During our fiscal quarter ended June 30, 2005, we raised $3,919,765 by issuing 6,030,408 units in a series of private placements. Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at $0.90 per share until the earlier of two years from the issue date and nine months following the date on which common stock is listed on a public stock exchange (subsequently revised to expire on December 22, 2006.).

On August 11, 2005, our Board authorized an increase in our authorized capital to consist of 150,000,000 shares of common stock, par $0.001, and 15,000,000 shares of preferred stock, par $0.001. The increase was approved by shareholders.

On December 22, 2005, we completed our initial public offering of 6.9 million units for gross proceeds of approximately $ 5,036,497 with net proceeds of $2,794,557 after deducting costs of $2,241,940. The units were sold at a price of $0.73 (Cdn$0.85) each and consisted of one common share and one Class A warrant. Each Class A warrant is exercisable for a period of 12 months at a price of Cdn$1.15. The common shares are listed on the Toronto Stock Exchange under the symbol "GGN." The offering was underwritten by a syndicate of Canadian underwriters which included Desjardins Securities, CIBC World Markets, Border Investment Partners and Orion Securities. The units were offered for sale pursuant to a prospectus filed in four Canadian provinces (British Columbia, Alberta, Manitoba and Ontario). The units were also registered in a registration statement filed with the United States Securities and Exchange Commission. The proceeds of the offering will be used principally for the completion of the Company’s feasibility study for its Borealis Property and its exploration program on the Borealis Property, as well as for working capital.

On March 24, 2006, we closed the private placement of 5,475,000 units for sale at Cdn$1.25 to a limited number of accredited investors in Canada and the United States. Each unit consisted of one common share and one half of one Series B purchase warrant. The Series B warrants are exercisable until March 23, 2007 at a price of Cdn$1.65. The private offering raised gross proceeds of Cdn$6.8 million. We paid qualified registered dealers a 7% cash commission and issued compensation options to acquire 280,500 common shares at price of Cdn$1.40 until March 23, 2007 on a portion of the private placement. The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and caused such statement to be declared effective and remain effective. The proceeds of this offering have been and will be applied to fund the continuation of our exploration and development program on the Borealis Property.

In June 2006, we closed a private placement with our new Chief Financial Officer and our Corporate Controller. Mr. Longinotti was appointed as new Chief Financial Officer to the Company, effective May 15, 2006, and the Company has agreed to enter into a formal employment agreement with him in due course. Mr. Longinotti received through a private placement as compensation: 100,000 Units of the Company at a price of Cdn$1.35; with each Unit consisting of one (1) share of the Company’s common stock with a par value of $0.001 and one-half (1/2) of one (1) share purchase Series D Warrant. The common stock was issued May 26, 2006, and the Series D warrants were issued June 10, 2006. Mr. Longinotti’s employment commenced April 18, 2006. Mr. Rajwant Kang is the Corporate Controller to the Company. In June of this year, as part of a private placement, Mr. Kang was issued 29,000 Units of the Company at a price of Cdn$1.35; with each Unit consisting of one (1) share of the Company’s common stock with a par value of $0.001 and one-half (1/2) of one (1) share purchase Series D Warrant. The common stock was issued June 2, 2006, and the Series D warrants were issued June 10, 2006.

On November 30, 2006, our board of directors concluded that we would not proceed with near term construction and production financing of the Borealis heap leach mine. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer Mr. Allen Gordon and Mr. Matt Bender, our Vice President of Borealis Project Development. Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada. As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti commenced working on a part-time basis. Under this agreement, his time spent in the office was reduced by 50% along with his salary.

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

We are a Reporting Issuer in Canada and required to disclose mineralization estimates in accordance with Canadian reporting standards. The terms "proven mineral reserve" and "probable mineral reserve" used in this Annual Report are in reference to the mining terms defined in the Canadian Institute of Mining, Metallurgy and Petroleum Standards, which definitions have been adopted by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission’s Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, information contained in this Form 10-KSB and the documents incorporated by reference herein containing descriptions of our mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

In addition, the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

In January 2007 we retained AMEC to complete a mineral resource estimate covering the entire property that will include drilling results completed through mid- 2007 in the Graben area and will provide a current estimate of the mineral resource in the Central Borealis area including the areas of previous production.

On February 9, 2007 we completed a private placement of 5.0 million units at a price of Cdn$0.90 per unit for gross proceeds of Cdn$4.5 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants are exercisable at a price of Cdn$1.10 if exercised within twelve months of the closing and at a price of Cdn$1.35 if exercised after the First Anniversary but prior to expiry. We paid qualified registered dealers a 7% cash commission in the amount of Cdn$77,175 and issued compensation options to acquire 85,050 common shares (at a price of Cdn$0.90 per share for a period of 12 months from closing) in respect of the 1.225 million units placed by them. The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company has granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

During the remainder of fiscal 2007 and into fiscal 2008, we plan to continue extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This 72-hole, $4.5 million budgeted drilling program consists of a series of Graben deposit expansion drilling and extension drilling north and west of the successful G3 – G13 fence of holes. The drilling of the Graben deposit will alternate with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

Business Objectives

We are in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the state of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis Property. The development and extraction may be performed by us or may be performed by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile. The Plan of Operations that has been approved by the U.S. Forest Service does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operation was based on the general economic concepts as presented in the Preliminary scoping study.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

  Our management team has significant mining industry experience ranging from exploration to mine development and operation;

  As the Borealis Property was the site of surface mining operations from 1981 to 1990, we believe the process to receive permits and start operations on previously mined operations is less difficult than getting permits for a previously undisturbed area. The USDA Forest Service and the Nevada Bureau of Mining Regulation and Reclamation have both approved the Plan of Operations and Reclamation Plan, allowing us to proceed with the development of a heap leach mine assuming sufficient oxide resources are found and additional financing is available. We have also received approvals for surface exploration and water wells and have successfully progressed through the required agency and public review process for those permits. .

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

Year	High	Low	Average
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$726	$521	$604
2007 (January 1 – May 30)	$691	$608	$659
_________
Source: Kitco and Reuters

On May 30, 2007, the afternoon fixing price for gold on the London Bullion Market was $652.65 per ounce and the spot market price of gold on the New York Commodity Exchange was $652.10 per ounce.

RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Estimates of mineralized material are forward-looking statements inherently subject to error. Although resource estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

Risks Related to Our Operations

Our operations will require future financing.

We are an early stage company and currently do not have sufficient capital to fully fund the Plan of Operation at the Borealis Property. Currently, we have sufficient cash on hand to fund the completion of our current drilling program, permitting and general and administrative expenses for approximately 12 months. However, we will require substantial additional financing for future development activities, if any, or if we encounter unexpected costs or delays.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, and, development or production on any or all of the Borealis Property and any properties we may acquire in the future or even a loss of our property interest. This includes the Borealis Property, as our lease over claims covering the principal deposits will expire in 2009 unless we are engaged in active mining, development or processing at that time. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders.

We currently depend on a single property — the Borealis Property.

Our only mineral property is the Borealis Property. Even though the Borealis Property encompasses several areas with known gold mineralization, unless we acquire additional properties or projects or discover additional deposits at the Borealis Property, we will be solely dependent upon the success of the Borealis Property as a source of future revenue and profits, if any. We cannot provide any assurance that we will establish any reserves or successfully commence mining operations on the Borealis Property or that we will ever obtain an interest in any other property with mineral potential in order to diversify our business

We have no history of producing metals from our mineral property and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from the Borealis Property. While our plan is to move the Borealis Property into the development stage, production there will be subject to completing construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises including:

  the timing and cost, which can be considerable, of the construction of mining and processing facilities;

  the ability to find sufficient gold resources to support a mining operation;

  the availability and costs of skilled labor and mining equipment;

  the availability and cost of appropriate smelting and/or refining arrangements;

  compliance with environmental and other governmental approval and permit requirements;

  the availability of funds to finance construction and development activities;

  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

  potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of the Borealis Property. It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations or profitably produce metals at any of our properties.

Historical production on the Borealis Property may not be indicative of the potential for future development.

The Borealis Mine actively produced gold in the 1980’s, but we currently have no commercial production at the Borealis Property and have never recorded any revenues. You should not rely on the fact that there were historical mining operations at the Borealis Property as an indication that we will ever place the property into commercial production. We expect to continue to incur losses unless and until such time, if ever, as our property enters into commercial production and generates sufficient revenues to fund our continuing operations. The development of new mining operations at the Borealis Property will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of our properties are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not be able to place the Borealis Property into production or generate any revenues or achieve profitability.

Our exploration activities on the Borealis Property may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to identify additional mineral deposits on the Borealis Property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently nonproductive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold exploration is determined in part by the following factors:

  the identification of potential gold mineralization based on surficial analysis;

  availability of government-granted exploration permits;

  the quality of our management and our geological and technical expertise; and

  the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing. We cannot assure you that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that our development activities will result in profitable mining operations.

We plan to estimate operating and capital costs for the Borealis Property based on information available to us and that we believe to be accurate. However, recently, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine development and construction have increased significantly industry-wide. In light of these factors, actual costs related to our proposed mine development and construction may exceed any estimates we may make.

We do not have an operating history upon which we can base estimates of future operating costs related to the Borealis Property, and we intend to rely upon our future economic feasibility of the project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

  anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

  anticipated recovery rates of gold and other metals from the ore;

  cash operating costs of comparable facilities and equipment; and

  anticipated climatic conditions.

Capital and operating costs, production and economic returns, and other estimates contained in feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs will not be higher than anticipated or disclosed.

In addition, any calculations of cash costs and cash cost per ounce may differ from similarly titled measures of other companies and are not intended to be an indicator of projected operating profit.

The figures for our resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this prospectus and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

  these estimates will be accurate;

  reserve, resource or other mineralization estimates will be accurate; or

  this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

Because we have not started mine construction at our Borealis Property and have not commenced actual production, mineralization estimates, including reserve and resource estimates, for the Borealis Property may require adjustments or downward revisions based upon actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.

The resource estimates contained in this report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization, reserve and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of our Borealis Property. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our operations and financial condition.

Our profitability and long-term viability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

  expectations with respect to the rate of inflation;

  the relative strength of the U.S. dollar and certain other currencies;

  interest rates;

  global or regional political or economic conditions;

  supply and demand for jewelry and industrial products containing metals; and

  sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

We cannot predict the effect of these factors on metal prices. Gold and silver prices have fluctuated during the last several years. The price of gold was $513 per ounce at December 31, 2005, and during 2006 has had a high of $725 and a low of $525. The price of gold was $632 per ounce on December 31, 2006. The price of silver also improved from $8.83 per ounce at December 31, 2005 to close at December 31, 2006 at $12.90 per ounce, with a yearly high of $14.94, with a low of $8.83, during 2006. Historically, gold prices ranged from $536.50 to $411.10 per ounce in 2005 and from $454.20 to $375.00 per ounce in 2004; and silver prices have ranged from $9.22 to $6.39 per ounce in 2005 and from $8.29 to $5.49 per ounce in 2004.

A decrease in the market price of gold and other metals could affect the commercial viability of our Borealis Property and our anticipated development and production assumptions. Lower gold prices could also adversely affect our ability to finance future development at the Borealis Property, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

Mining is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business.

Mining involves various types of risks and hazards, including:

  environmental hazards;

  power outages;

  metallurgical and other processing problems;

  unusual or unexpected geological formations;

  structural cave-ins or slides;

  flooding, fire, explosions, cave-ins, landslides and rock-bursts;

  inability to obtain suitable or adequate machinery, equipment, or labor;

  metals losses; and

  periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

We are subject to significant governmental regulations.

Our primary properties, operations and exploration and development activities are in Nevada and are subject to extensive federal, state, and local laws and regulations governing various matters, including:

  environmental protection;

  management and use of toxic substances and explosives;

  management of natural resources;

  exploration, development of mines, production and post-closure reclamation;

  exports controls;

  price controls;

  regulations concerning business dealings with native groups;

  labor standards and occupational health and safety, including mine safety; and

  historic and cultural preservation.

Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations, or a more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All of our exploration and potential development and production activities are in the United States and are subject to regulation by governmental agencies under various environmental laws. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Borealis Property or some portion of our business, causing us to re-evaluate those activities at that time.

Land reclamation requirements for our Borealis Property may be burdensome.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

  control dispersion of potentially deleterious effluents; and

  reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We have set up a provision for our reclamation obligations at the Borealis Property, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on the services of key executives including Tony Ker, CEO, Albert Matter, Chairman, Michael Longinotti, CFO, Steve Craig, VP Exploration, and other highly skilled and experienced executives and personnel focused on bringing our Borealis Property into production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. The failure to hire qualified people for these positions could adversely affect planned operations of the Borealis Property. We do not maintain key-man life insurance on any of our key management employees.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing, or capable of producing, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Title to the Borealis Property may be subject to other claims, which could affect our property rights and claims.

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control and the claims that are subject to the Borealis mining lease, there is no guarantee that title to such properties will not be challenged or impugned. The Borealis Property may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of the Borealis Property which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the Borealis Property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

All of the mineral rights to the Borealis Property consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements.

Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of "contained ounces" is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report "resources" as in place tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this prospectus, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

We will be required to locate mineral reserves for our long-term success.

Because mines have limited lives based on proven and probable mineral reserves, we will have to continually replace and expand our mineral reserves, if any, if and when the Borealis Property produces gold and other base or precious metals. Our ability to maintain or increase its annual production of gold and other base or precious metals once the Borealis Property is restarted, if at all, will be dependent almost entirely on its ability to bring new mines into production.

We do not insure against all risks which we may be subject to in our planned operations.

We currently maintain insurance to insure against general commercial liability claims and losses of equipment. Our insurance will not cover all the potential risks associated with a mining company’s operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could negatively affect our financial condition and ability to fund our activities on the Borealis Property. A significant loss could force us to terminate our operations.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain of the directors and officers of Gryphon Gold have served as officers and directors for other companies engaged in natural resource exploration and development and may also serve as directors and/or officers of other companies involved in natural resource exploration and development. For example, Richard Hughes is President of Klondike Gold Corp. and a director of Alamos Gold Inc. Our Chief Financial Officer is now working part-time, he divides his attention between his role with Gryphon Gold and acts as a part-time consultant for a company which is not in the mining industry. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. We are a small company with a very limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

While we believe we have adequate internal control over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended March 31, 2008, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. For our annual report on Form 10-KSB for the fiscal year ended March 31, 2009, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 currently provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2008 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls as of March 31, 2009), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Risks Related To Our Securities

Broker-dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a "penny stock." Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our common stock is expected to trade below $5.00 per share immediately upon closing of the offering. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

We lease our principal executive office at Suite 810, 1130 West Pender Street, Vancouver, BC V6E 4A4. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Borealis Property

Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the "Technical Report on the Mineral Resources of the Borealis Gold Project" dated August 15, 2006 and revised January 11, 2007, prepared by Mr. Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, CO, a "Qualified Person", as defined in National Instrument 43-101 of the Canadian Securities Adminstrators. Mr. Noble is independent from us. The Technical Report was prepared in accordance with the requirements of National Instrument 43-101. Management’s plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Technical Report which will be available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company’s website at www.gryphongold.com.

The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, Borealis Mining. In the 1980’s previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this report, the previously mined area is referred to as the "Borealis site", the "previously disturbed area" or the "previously mined area", while our references to the Borealis Property refer to the entire property we own or lease through Borealis Mining.

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

Borealis Property Description and Location

The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 14,900 acres. The approximate center of the property is at longitude 118° 45’ 34" North and latitude 38° 22’ 55" West.

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

The 122 leased claims are owned by John W. Whitney, Hardrock Mining Company and Richard J. Cavell, whom we refer to as the "Borealis Owners." Borealis Mining leases the claims from the Borealis Owners under a Mining Lease dated January 24, 1997 and amended as of February 24, 1997. The mining lease was assigned to Borealis Mining by the prior lessee, Golden Phoenix. The mining lease contains an "area of interest" provision, such that any new mining claims located or acquired by Borealis Mining within the area of interest after the date of the mining lease shall automatically become subject to the provisions of the mining lease.

The term of the mining lease extends to January 24, 2009 and continues indefinitely thereafter for so long as any mining, development (including exploration drilling) or processing is being conducted on the leased property on a continuous basis.

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

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,094 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

The terms of the mining lease require the payment of a net smelter returns production royalty by Borealis Mining to the Borealis Owners in respect of the sale of gold (and other minerals) extracted from those claims within the area of interest specified in the mining lease. The royalty rate for gold is determined by dividing the monthly average market gold price by 100, with the result expressed as a percentage. The royalty amount is determined by multiplying that percentage by the amount of monthly gold production from the claims in the "area of interest" and by the monthly average market gold price, after deducting all smelting and refining charges, various taxes and certain other expenses. For example, using an assumed monthly average market gold price of $400, the royalty rate would be 4%. Using an assumed monthly production of 5,000 ounces of gold from the leased claims, the monthly royalty amount would be 5,000 ounces times $400 per ounce, less allowable deductions, multiplied by 4%.

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

There is a power line crossing the Borealis Property within 2 miles of the center of the potential operations, which we will evaluate for the power source during our potential future engineering feasibility work. Water is available from two water basins located approximately 5 miles and 7 miles south of the planned mine site, respectively. Water for historical mining operations was supplied from the basin 5 miles away from the site. We have obtained permits from the Nevada Division of Water Resources to access water from each of these basins. We believe that each of these basins, individually, would provide a sufficient water supply for our potential operations.

The Borealis site has been reclaimed by the prior operator to early 1990’s standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and leach heap areas is gained through a locked gate. No buildings or power lines or other mining related facilities located on the surface remain. All currently existing roads in the project area are two — track roads with most located within the limits of the old haul roads that have been reclaimed.

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

In July 2003 Borealis Mining acquired an option to earn an interest in a joint venture in a portion of the Borealis Property and in January 2005 Borealis Mining acquired full interest in the mining lease and mining claims comprising the Borealis Property. See, "Description and Development of the Business: History and Background of the Company," above.

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

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained Gold
		(opt Au)	(oz)
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime’s/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400
Total	4,345,800	0.107	464,360
Run of Mine Ore(3)
East Ridge	2,605,000	0.021	54,700
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
Total	6,251,000	0.023	142,700
Grand Total	10,596,800	0.057	607,060

__________

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

Borealis Property Background

In October 2003, we engaged a mining consultant to develop a preliminary scoping study for the redevelopment of the Borealis Property.

Following our consideration of the preliminary scoping study, and based on additional geologic field work, we retained Ore Reserves Engineering, consulting resource modeling engineers, to complete an updated resource estimate model in accordance with National Instrument 43-101. In May 2005, Ore Reserves Engineering delivered a report titled the Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, which we refer to as the "Technical Report." The preliminary scoping study, which preceded the Technical Report, was reviewed by Alan C. Noble, the author of the Technical Report. On January 11, 2007 the Technical Report of Alan C. Noble dated August 15, 2006 was updated and revised.

The Technical Report states that the preferred course of action for Gryphon Gold is to continue with the three phased business plan contained in the preliminary scoping study, resulting in mine development if such development is technically warranted and commercially feasible.

Recommendations included in the Technical Report, revised January 11, 2007 state that the analysis of the geologic and drill hole data has identified a significant in-place resource that requires further expansion prior to defining surface mineable reserves.

We are undertaking a systematic district-scale exploration program designed to discover and delineate large gold deposits within the greater Borealis property, outside of the known mineral deposits, which should focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies.

The principal steps to the current exploration plans related to the Borealis Property include:

  maintaining all previously obtained permits;

  completing the permitting process;

  continuing our drilling program, database enhancement and geophysical surveys on the previously disturbed area of the Borealis Property, also referred to as the "Borealis site";

  implementing a systematic metallurgical testing program for gold bearing samples collected;

  continuing drilling in the area known as the Graben to test the extent and further define the quality of known sulfide gold mineralization; and

  continuing the exploration program for the areas of the Borealis Property outside the Borealis site.

We are actively working on completion of all the above steps. In addition and in accordance with the recommendations contained in the Technical Report, we are undertaking an exploration program on areas of the Borealis Property outside the Borealis Site, subject to receiving required permits. We are actively drilling the Graben zone, and are, or will be testing other high-potential targets contained in the Central and Western Pediment Prospect areas and the Rainbox Ridge and Tough Hills area.. We will evaluate whether the construction of mine facilities on the Borealis site is warranted by project economics upon the identification of additional gold resources. If we determine to proceed with mine construction, we will be required to obtain additional capital. See "Management’s Discussion and Analysis — Liquidity and Capital Resources" and "Risk Factors and Uncertainties".

Geological Setting

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

The oldest exposed Tertiary rocks are rhyolitic tuffs in small isolated outcrops which may be erosional remnants of a more extensive unit. The rhyolitic tuffs may be correlative with regionally extensive Oligocene rhyolitic ignimbrites found in the Yerington area to the north and within the northern Wassuk Range. On the west side of the Wassuk Range, a thick sequence of older Miocene andesitic volcanic rocks unconformably overlies and is in fault contact with the granitic and metamorphic rocks, which generally occur east of the Borealis district. The age of the andesites is poorly constrained due to limited regional dating, but an age of 19 to 15 Ma is suggested ("Ma" refers to million years before present). In the Aurora district, 10 miles southwest of the Borealis district, andesitic agglomerates and flows dated at 15.4 to 13.5 Ma overlie Mesozoic basement rocks and host gold-silver mineralization. Based on these data, the andesites in the Borealis region can be considered as 19 to 13.5 Ma.

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

Local Geology

The Borealis District comprises widespread high-sulfidation, acid-sulfate alteration, gold-silver mineralization that was the focus of recent and historical mining operations. The district trends N70-75W, for seven miles, from Bullion-Delta targets, west-northwest to Purdy Peak. The eastern boundary of the district is west of Mesozoic intrusive rocks, and Pre-Mesozoic sequences. The western limit of the district is unknown and unexplored.

The Borealis district represents a tectonic setting in which stress was accommodated via left lateral wrench tectonic system that was in an opposite sense relative to the Walker Lane Fault Zone (right lateral displacement). Local domains of reverse polarity are not uncommon in large transcurrent strike-slip fault systems.

Gold-silver mineralization, silicified fault breccias, zones of silicification, and associated alteration is structurally controlled within a left lateral wrench tectonic system.

The most important structural trends defined in the district are:

  Principal displacement zone: Cerro Dorro Fracture Zone (CDFZ), striking approximately N70-75W, brittle fracture system,

  Transtensional zone: Freedom Flats-Borealis-East Pit-Northeast Pit (FFBENE), striking approximately N50E,

  Antithetic, right lateral, strike slip zones, trending approximately North-South,

  Reverse fault systems trending northwest.

Faults, fault breccias, linear zones of silicification and silicified sheeted joints dip steeply, vertical to 60 degrees. These zones dip predominately westerly, i.e. northwesterly, southwesterly, with subordinate northeast dips. Strucutral zones are laterally discontinuous exhibiting en-echelon patterns and complex sets of conjugate internal joint arrays.

In general, volcanic sequences dip from 20 to 60 degrees westerly. Primary bedding and flow foliation, adjacent to the eastern most volcanic-granite dip northerly at 20 to 40 degrees. An early "andesite phase" was likely extruded during a "earlier" tectonic system relative to subsequent interbedded andesite autobreccias and flows.

Preliminary structural analysis suggests, (1) radial patterns around tectonic-volcanic centers, (2) volcanic sequences exhibit open fold geometries (less than 45 degrees), gently folded along northwest trending fold axis, and vertically (both normal and reverse) displaced along northwest and northeast trending fold axial planes.

Five distinct styles of silicification occur in the district:

  Pervasive micro-granular quartz, + chalcedony-opal, devoid of pyrite, associated with weak (to moderate) leaching, and bleaching of host rocks, i.e. low temperature clays.

  Fine-medium grained granular quartz structurally controlled along faults and breccia zones, (a) with pyrite, (b) devoid of pyrite. Associated moderate leaching and bleaching, i.e. low to medium temperature clays.

  Medium-grained granular quartz, structurally controlled along faults and breccia zones with pyrite, and zones of late stage vuggy-vapor phase acid leaching. Host lithologies, particularly volcaniclastic breccias exhibit a range in clast replacement, i.e. silica absorption, from weak to moderate. Groundmass is replaced by medium-grained granular quartz. Medium temperature clay alteration occurs as peripheral halos.

  Medium to coarse-grained quartz with pyrite, structurally controlled, with associated fault breccias and zones of intense silicification, moderate to total replacement of original host lithologies and occasionally replacing preexisting silicified fault breccia zones. Associated alunite, barite, with peripheral zones of moderate to intense medium to intense moderate to high temperatures clay alteration.

  Quartz sericite pyrite alteration occurs in the granodiorite basement, up to 500 feet from the contact with the volcanic stratigraphy, in fault zones, in zones of stockwork fracturing spatially associated with fault-contact between the basement and volcanic stratigraphy. An addition, as dilational zones, as "pods" in the granodiorite, occurring as granular white quartz.

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

The surface "footprints" of the high-grade pods or pipe-like bodies, found to date are rather small and they can be easily missed with patterns of too widely spaced geophysical surveys and drill holes. Most of the drilling on the property by prior owners, including the Graben deposit, is vertical, and therefore did not adequately sample the steep higher-grade zones. Drill-hole orientation may have underestimated the grades within the district. The coarse gold component can best be captured with very careful sampling of drill cuttings and core and collecting large samples.

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

Exploration

Since the late 1970’s, considerable exploration has been completed at the Borealis Property with the primary objective of finding near surface deposits with oxide type gold mineralization. Exploration work has consisted of field mapping, surface sampling, geochemical surveys, geophysical surveys, and shallow exploration drilling. Only limited drilling and geological field work has been completed in areas covered by pediment gravels, even though Freedom Flats was an unknown, blind deposit, without surface expression when discovered.

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

Graben Deposit

The Graben deposit is currently defined with approximately 66 RC holes and 19 core holes. Drilling has defined a zone of gold mineralization, using an 0.01 opt Au boundary, that extends at least 2,000 ft in a north-south direction and between 400 and 900 ft east-west, and up to 600 ft thick. The top of the deposit is generally 500 feet below the surface. Near its southern margin the axis of the deposit is within 800 ft of the Freedom Flats deposit and along one portion of the southeastern margin low-grade mineralization may connect with the Freedom Flats mineralization through an east-west trending splay. Drilling data appears to confirm mineralization at the southern margin of the deposit is closed off.Drill hole GGC-G-14 drilled to test the west margin of the deposit and indicates the mineralized zone may extend to the west. Much of the eastern margin is poorly defined by drilling. During 2006 we completed a fence of drill holes that essentially closes off the northern extension of the mineralization.

To date, we have drilled 40 RC drill holes into the Graben zone. Most holes reported mineralized intervals. Exploration drilling in the Graben will be continuing during fiscal 2008 as one of the major focuses of our exploration program. Future drilling will both in-fill areas of prospective high grade gold zones and step out from the Graben zone primarily in the west and east directions in order to delineate more gold mineralization.

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

In 2006 and 2007 we completed six holes into the North Graben geophysical anomaly. Five of the six holes intercepted a deep hydrothermal system as indicated by several zones of silicification and pyritization up to 20%. None of the holes contained significant amounts of gold, but were geochemically anomalous in gold and silver. Additional drilling is planned.

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

Rainbow Ridge and Tough Hills Prospects

Previous exploration drilling the Rainbow Ridge and Tough Hills Prospect areas targeted shallow oxide mineralization, generally less than 500 feet deep. In 2006 we completed four gradient IP/ resistivity survey blocks covering a total area of one square mile. Results from these surveys indicate a broad deep seated north, north-east trending chargeability anomaly and a prominent, shallow north west trending chargeability anomaly. Drill targeting and permitting for drill access are underway. Initial drilling in these prospect areas is planned for mid to late fall 2007.

Central Pediment Prospect

Between November 2006 and May 2007 we completed eight holes in the Central Pediment. Drilling in the Lucky Boy zone in the western margin of the Central Pediment has identified a thick, highly favorable gold bearing horizon. The horizon extends laterally more than 2,250 feet. Drill hole GGC-CP-2 demonstrated a hydrothermally altered zone as great as 1,300 feet thick. Zonge Geosciences Inc. completed IP/resistivity surveys within the Lucky Boy zone. The survey results support other geological evidences that the Lucky Boy zone may contain a major gold bearing hydrothermal system.

Western Pediment Prospect

Two drill holes (GGC-WP-1, and GGC-WP-2) were completed in the Flat Lands zone of the Western Pediment. These holes targeted mineralization south west along the Vuggy Hills trend. These holes encountered favorable alteration but were lost before reaching the intended target depth. Additional drilling along the Vuggy Hills trend is planned in calendar 2007.

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

Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. The westernmost of Cambior’s three holes encountered the most encouraging alteration and best gold mineralization suggesting that this drillhole is near the most prospective area. This drill-hole intercepted altered rock from bedrock surface to total depth, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole. We plan to complete additional drilling in this target area during 2007.

Bullion Ridge/Boundary Ridge

The northeast-trending alteration zone extending along Boundary Ridge into Bullion Ridge contains intense silicification that is surrounded by argillization, with abundant anomalous gold. Widely spaced shallow holes completed by previous operators have tested several of the alteration/anomalous gold zones defining discrete zones of mineralized material.

Mineralization

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

	Number
	Holes	Total	Sample	Sample	Total	Average
Mineralized Zone	Penetrating	Intervals	Intervals	Intervals	Assayed	Assay	Average
	Zone (1)	Sampled	Not Assayed	Assayed	Footage	Length	Gold Grade
					(ft)	(ft)	(opt Au)
Graben	64	2,773	131	2,642	13,127	5.0	0.055
Freedom Flats (2)	147	6,323	225	6,098	30,486	5.0	0.064
Borealis (2)	337	6,045	125	5,920	30,003	5.1	0.037
Deep Ore Flats (2)	181	2,544	46	2,498	12,520	5.0	0.013
Crocodile Ridge (2)	39	560	3	557	2,785	5.0	0.006
Alluvium	260	1,688	176	1,512	7,560	5.0	0.006
Middle Ridge (2)	73	1,507	26	1,481	7,405	5.0	0.008
Northeast Ridge (2)	221	6,160	119	6,041	30,260	5.0	0.017
East Ridge (2)	211	5,203	119	5,084	25,512	5.0	0.019
Purdy’s Peak	39	726	5	721	3,610	5.0	0.017
Cerro Duro (2)	105	1,363	19	1,344	6,446	4.8	0.058
Jaime’s Ridge (2)	42	910	3	907	4,530	5.0	0.039
Total in the Primary Mineralized Zones (	-	35,802	997	34,805	174,244	5.0	0.033
Total Outside Areas	-	71,953	3,749	68,204	344,946	5.1	0.001

Footnotes     1-Drill holes may intersect more than one zone, therefore the number of holes by zone is not additive

                       2-Includes some drilling that is part of the mineralized zone, but that has been mined out.

In 2006, Gryphon drilled more than 70 additional drill holes to explore for gold bearing sulfide mineralization, development, and engineering purposes. Drill holes not included in the current data base, which have been completed in 2006, are shown on the following two tables:

Exploration Drilling in 2006

TARGET	HOLE ID	DEPTH	BEARING	ANGLE	ASSAY
AREA		FEET			SUMMARIES
					(Cut off 0.01 opt Au)
CROCODILE RIDGE - Oxide Exploration Target
	GGCCR-01	500		-45	65-90’ @ 0.017 opt Au and 0.196 opt Ag
	GGCCR-02	300	N20W	-60	90-110’ @ 0.018 opt Au and 0.154 opt Ag
					155-165’ @ 0.005 opt Au and 0.540 opt Ag
	GGCCR-03	500	N20W	-45	50-130’ @ 0.014 opt Au and 0.110 opt Ag
	GGCCR-04	500	N20W	-60	65-165’ @ 0.010 opt Au and 0.133 opt Ag
	GGCCR-05	810	N20W	-45	585-620’ @013 opt Au and 0.220 opt Ag
	GGCCR-06	300	N20W	-60	150-165’ @ 0.013 opt Au and 0.126 opt Ag
					210-215’ @ 0.016 opt Au and .240 opt Ag
					260-270’ @0.019 optAu and 0.109 opt Ag
					280-300’ @0.047 opt Au and 0.495 opt Ag
	GGCCR-07	300	N20W	-45	80-105’ @ 0.025 opt Au
					125-145’ 0.012 opt Au
	GGCCR-08	300	N20W	-60	135-140’ @0.012 opt Au and 0.38 opt Ag
					125-145’ @ 0.012 opt Au
	GGCCR-09	300	N20W	-45	110-115’ @0.016 opt Au and 0.143 opt Ag
					120-135 @ 0.008 opt Au and .387 opt Ag
	GGCCR-10	300	N20W	-60	assays pending
	GGCCR-11	225	N20W	-45	70-85’ @0.020 opt Au and 0.888 opt Ag
					95-105’ @. 0.011 opt Aui and 0.099 opt Ag
FREEDOM FLATS - Oxide + Sulfide Target Exploration
	GGCFF-10	1000	-	-90	Nil
	GGCFF-11	680	-	-90	550-620’ @ 0.015 opt Au
					475-490’ @0.692 opt Ag
	GGCFF-12	880	-	-90	340-585’ @ 0.054 opt Au and 0.40 opt Ag
					370-400’ @0.189 opt Au and 0.44 Ag
					755-775’ @ 1.01 opt Ag and trace Au
GRABEN - Sulfide Exploration Target
	GGCG-03	1500	-	-90	940-1025’ @ 0.100 opt Au and 0.748 opt Ag
					970-1015’ @ 0.158 opt Au and 1.09 opt Ag
	GGCG-04	1500	-	-90	885-1045’ @ 0.074 opt Au and 0.53 opt Ag
	GGCG-05	1500	-	-90	495-550’ @ 0.040 opt Au
	GGCG-06				625-725’ @ 0.029 opt Au
	GGCG-07	1070		-90	515-1071’ @ 0.101 opt Au and 0.378 opt Ag
					640-810’ @ 0.212 opt Au and 0.356 opt Ag
	GGCG-08	1500		-90	Assays pending
	GGCG-09	1500		-90	705-880’ @.073 opt Auand 0.973 opt Ag
					785-815 @ .188 opt Au and 1.39 opt Ag
	GGCG-10	1305	S50E	-70	950-975 @ 0.028 opt Au
	GGCG-11	1400	S70W	-70	Assays pending
	GGCG-12	740	N80E	-80	Assays pending
NORTH GRABEN -Sulfide Exploration Target
	GGCNG-01	1500	-	-90	Nil
	GGCNG-02	1490	-	-90	Nil
	GGCNG-03	1420	-	-90	Nil
	GGCNG-04	1500	N20W	-60	Nil

Average drill hole depth for exploration holes during fiscal 2006 was more than 910 feet, with an average sample interval of about 5 feet. Several holes were drilled at angles less than vertical to test in areas where mineralization may occur in sub-vertical zones. As of the date of the prior years 10-KSB, we were waiting for laboratory assay results for holes CCGC-11 and 12 that were completed in the Graben.

Development and Condemnation Drilling in 2006

HOLE ID	DEPTH	BEARING	ANGLE	ASSAY
AREA	FEET			SUMMARIES
				(Cut off 0.01 opt Au)
BOREALIS EXTENSION - Development Drilling
GGCBE-16	940	N45W	-45	0-10’ @ 0.039 opt Au
DEEP ORE FLATS - Development Drilling
GGCDOF-36	500	N60W	-45	Nil
GGCDOF-37	500	N60W	-45	Nil
GGCDOF-38	500	N60W	-45	Nil
EAST RIDGE - Development Drilling
GGCER-24	500	-	-90	0-65’ @ 0.036 opt Au
GGCER-25	400	S50E	-60	nil
GGCER-26	375	S50E	-45	35-135’ @ 0.014 opt Au
GGCER-27	450	S50E	-45	Nil
LEACH PAD - Condemnation Drilling
GGCLP-01, 01A	1140		-90	Nil
GGCLP-02	1300	N60W	-45	Nil
MIDDLE RIDGE - Development Drilling
GGCMR-12	300	-	-90	20-30’ @ 0.016 opt Au
				225-235’ @ 0.012 opt Au
GGCMR-13	60	N45W	-45	20-35 @0.011 opt Au

Development and condemnation drilling was focused at defining limits of known deposits and proving non-mineral character of certain areas which may be suitable for surface facilities. Two holes in East Ridge were also utilized to assist in the characterization of the hydrological regime in the Central Borealis Area.

The table below shows the results of exploration drilling for holes completed beginning with GGCG-11 (May 2006) through April 6, 2007. Additional drilling has been completed after April 6, 2007, but is not included in the table because assay information is pending.

Gryphon Gold Corporation
Compendium of April 2006 to May 2007 Drill Holes

	From	To	Interval	Gold
Hole No.	(feet)	(feet)	(feet)	(opt)
Area: Graben
G-11	550	925	375	0.050
including	995	1,150	155	0.030
G-12 (lost)	0	0	0	-
G-13	800	935	135	0.140
including	805	850	45	0.300
and	810	820	10	0.760
G-14	680	935	255	0.035
including	845	870	25	0.103
G-15	0	0	0	-
G-18	415	445	30	0.030
including	615	665	50	0.170
and	755	840	85	0.020
and	895	995	100	0.020
and	1,090	1,155	65	0.050
G-24	695	780	85	0.040
G-25 (lost)	0	0	0	-
G-26	665	735	70	0.060
G-27	545	560	15	0.080
including	1,075	1,135	60	0.010
G-28	490	1,135	640	0.033
including	585	595	10	0.204
and	625	645	20	0.117
and	1090	1110	20	0.126
G-29	600	790	185	0.190
including	625	790	165	0.212
G-30	705	730	25	0.015
and	765	795	30	0.019
and	870	925	55	0.057
G-31	580	850	270	0.043
including	610	640	30	0.125
and	945	1150	205	0.033
G-32	540	700	160	0.082
including	570	605	35	0.113
and	660	700	40	0.135
and	880	1035	155	0.06
G-33	no significant assays		0 nil
G-34	no significant assays		0 nil
G-35	no significant assays		0 nil
G-36	880	925	45	0.003
G-37	no significant assays		0 nil
G-38 (lost)	0	31 0	0 nil
G-38A	485	495	10	0.032
and	585	760	175	0.041

Area: Northeastern Graben (intervals of favorable quartz-pyrite alteration)
G-16	970	1,065	95	nil
G-17	870	1,120	250	nil
G-19	900	1,070	170	nil
G-20	645	970	325	nil
G-21	915	1,120	205	nil
G-22	885	990	105	nil
G-23	630	840	210	nil

Area: North Graben (intervals of favorable quartz-pyrite alteration)
NG-05	870	1,015	145	nil
NG-06	No significant assays		0	nil

Area: Western Pediment (intervals of favorable quartz-pyrite alteration)
WP-01	410	853	443	detectable gold
WP-02	0	804	804	detectable gold

Area: Central Pediment (intervals of favorable quartz-pyrite alteration)
CP-01	410	853	443	detectable gold
CP-02	433	1,845	1,412	detectable gold
CP-03	994	1,319	325	detectable gold
CP-04	1145	1155	10	0.011

Terms and Notice:
- The term ‘nil’ denotes that assay results returned less than 20 parts per billion ("ppb") gold.
- The term ‘detectable gold’ denotes that assay results grades less than the cut-off grade of 0.34g/tonne (0.01oz/ton) - Holes G-12, G-25, G-38 are listed as lost because they did not drill to target depths or were abandoned due to poor drilling conditions.
- Holes G-15, G-16, G-17 and G-19 through G-23 returned quartz pyrite alteration but no detectable gold in assay.
- The mineralization comprises multiple fracture systems. The length of the vertical intercepts may or may not represent true width/thicknesses.

AMEC, has been retained to complete a CIM compliant resource estimate (in accordance with Canadian NI 43-101) that will incorporate the results of drilling contained in the above tables. This resource estimate is expected to be completed during the fall of 2007.

Sampling and Analysis

General

The Borealis Mine operated from 1981 through 1990 producing approximately 10.7 million tons of ore averaging 0.059 ounces of gold per ton from seven open pits. The mined ore contained approximately 635,000 ounces of gold of which approximately 500,000 ounces of gold were recovered through a heap leach operation (please refer to footnote to table "Reported Past Borealis Production 1981-1990"). This historic production can be considered a bulk sample of the deposits validating the database that was used for feasibility studies and construction decisions through the 1980s. With over 2,200 drill holes in the database that was compiled over a 20-year period by major companies, the amount of information on the project is extensive. It is primarily these data that have been used as the foundation of the current mineral resource estimate. The bulk of the data was collected beginning in 1978, the year of discovery of the initial ore-grade mineralization, and was continuously collected through the final year of full production. Subsequent owners who conducted exploration programs through the 1990s added to the database.

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

For the hard rock drilling program, started in 2005 and continuing, reverse circulation drilling services were provided by two international drilling contractors, Diversified Drilling LLC of Missoula, Montana and Eklund Drilling Company of Reno, Nevada. Drill bit size equaled 4 ½ inches in diameter and samples were collected at 5-foot intervals (1.5 meters). All drill samples were bagged and sealed at the drill site by drill contractor employees, placed in bins, and delivered to a secure storage. American Assay Laboratories in Sparks, Nevada picked up the sample bins from secure storage. AAL is ISO/IEC 17025 certified and has successfully completed Canadian proficiency testing (CCRMP). Drill cuttings were dried, crushed to – 10 mesh, rotary split to 1,000 grams, pulverized to – 150 mesh, split to 350 gram pulps, fire assayed for gold and silver using 1-assay ton fire assay with gravimetric finish. Strict QA/QC protocol was followed, including the insertion of standards and blanks on a regular basis in the assaying process.

In the period between April 2006 and May 2007, reverse circulation drilling services were provided Eklund Drilling Company of Elko, Nevada. Drill bit size equaled 4 ½ inches in diameter and samples were collected at 5-foot intervals (1.5 meters). All drill samples were bagged and sealed at the drill site by the drill contractor employees, placed in bins, and delivered to a secure storage. Inspectorate America Corporation (IAC) in Sparks, Nevada picked up the sample bins from secure storage. IAC is ISO 9001:2000 certified (Certificate number: 37295) and has successfully completed Canadian proficiency testing (CCRMP). Drill cuttings were dried, crushed to – 10 mesh, rotary split to 1,000 grams, pulverized to – 150 mesh, split to 350 gram pulps, fire assayed for gold and silver using 1-assay ton fire assay with an AA finish. Assays greater than 0.10 opt Au were re-assayed by 1-assay ton fire assay with a gravimetric finish. Strict QA/QC protocol was followed, including the insertion of standards and blanks on a regular basis in the assaying process.

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

Based on limited testwork, gold bearing sulfide material appears to respond to conventional flotation concentration and cyanidation of oxidized concentrates. In the laboratory testing, chemical oxidation and bioxidation treatment of the sulfide material yield a high level of oxidation and correspondingly high gold recoveries after cyanidation of the oxidized material. Aeration of concentrate slurries may be a suitable oxidation method for the sulfide material. A test plan to evaluate recovery options for the sulfide ores from the Borealis Project site is planned for 2007.

Exploration and Development

Our development and exploration plans are based on the recommendations contained on the Technical Report and are subject to our ability to obtain additional capital to fund such plans. These plans are outlined below:

Permitting Process

We will maintain the permits we have received that are necessary for mine start up. Maintaining the permits necessary for mine start up does not require us to complete a feasibility study. The principal permits were issued during calendar 2006, while ordinary course permits will be sought prior to the possible mine start up. .

The following is a summary and status of the principal permits and status of each as required for the Borealis Gold Project:

  An Approved Plan of Operations from the U.S. Forest Service was received during the second quarter of 2006. An Environmental Assessment was completed and submitted to the U.S. Forest Service to support the Plan of Operations.

  A Water Pollution Control Permit (WPCP) from the Nevada Division of Environmental Protection (NDEP), Bureau of Mining Regulation & Reclamation: the WPCP was approved and granted to BMC on January 28, 2006.

  A Reclamation Permit from the NDEP, Bureau of Mining Regulation & Reclamation issued in the second quarter of 2006, concurrent with the U.S. Forest Service approval of the Plan of Operations.

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

  Water Rights: Water Rights for the project have been granted by the Nevada Division of Water Resources. These water rights provide for sufficient water for the possible heap leach operation as defined by historical operations conducted in the 1980’s The water right will be held for the period of time concurrent with mining operations.

Drilling and Feasibility

We plan to continue our drilling and exploration program with the intent of locating additional sulfide and oxide gold resources on the Borealis property. The primary focus of the program will be within the previously disturbed area, the Graben zone and in the Central and Western Pediment areas. Once sufficient additional potential resources are discovered, we will assess possible methods of beginning production including the possible completion of a feasibility study.

Possible Future Mine Development

If warranted by the discovery and possible development of additional gold resources, project economics and if we are successful in obtaining adequate additional capital, we may propose to build a mine operation on the Borealis site. Our plan will be based on the Plan of Operation filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and feasibility study.

The Plan of Operation consists of the reopening of a previously reclaimed open pit mining operation. The Plan of Operation does not present an economic analysis, and we have not placed any information in the Plan of Operation regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows.

Mineralized Material Expansion and Exploration Program

We have undertaken a systematic district scale exploration program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (with no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include Rainbow Ridge/Tough Hills, Sunset Wash, Lucky Boy, and others yet to be named generally within the areas referred to as the Central and Western Pediments. To date we have drilled and assayed 46 holes as part of the district wide exploration program.

In addition to the district exploration program, the Borealis property embraces numerous areas with potential for discovery of mineable gold deposits. The defined target areas can be grouped into categories based on our expectation for deposit expansion or potential for discovery. Our current emphasis is focused on targets which are the extensions of previously mined deposits, specifically within the previously disturbed areas the East Ridge-Gold View-Northeast Ridge mineralized trend, and around the margins of the Borealis, Freedom Flats, and Deep Ore Flats/Polaris deposits. Each has the potential to add to the material that can be developed as part of the initial mine plan. Our drilling program during 2005 and 2006 was completed primarily in areas where resources are known to exist. In addition to advancing existing resources to a higher level of confidence, this drilling program has further information gathering objectives for metallurgical assessment, waste characterization, and hydrological analyses that are required in support of our operating permit applications, environmental assessment, and engineering design. Results from drilling of heap leachable material will be incorporated into the feasibility study, should a feasibility study be completed.

Planned activities and expenditures include both field and compilation geology, geophysics, geochemistry, permitting and claim maintenance, road construction and drill-site preparation, reverse circulation (RC) and core drilling, drill-hole assaying, sampling protocol studies and assay quality control, preliminary metallurgical testing, and database management. We estimate that nearly 50% of the budget would be spent directly on drilling (mostly on RC drilling) with approximately 20% on geologists, 10% on assaying, and the remainder divided among the other items. The budget is expected to be sufficient to discover and delineate one or more deposits, but additional funding will be required for detailed development drilling and other development activities.

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

Mining activities on the Borealis Property are subject also to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. See, "Permitting Requirements," below. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

In 2004 we initiated a plan to obtain the required principal environmental operating permits in anticipation of a possible mine start-up.

A staged permit acquisition program is in progress. The first permitting stage, started in the fall of 2003, has been completed. Permits obtained at that time authorized exploration activities needed to prove the mineral resource, condemn the heap sites and support infrastructure, and obtain environmental baseline data to support the permitting packages. A second stage of application for exploration drilling permits was submitted in December 2004 and approval was obtained in May 2005. A Plan of Operations for a new mine was submitted in August 2004 to the U.S. Forest Service and Nevada State agencies and approval was received in the second quarter of 2006. A Water Pollution Control Permit application for the reopening and expansion of the mine was submitted to the Nevada Bureau of Mining Regulation and Reclamation in January 2005. Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

The approved Plan of Operation focuses on the approximately 460 acre area previously disturbed by mining operations. Deposits within this boundary, subject to permit applications generally, include the oxidized and partially oxidized portions of Borealis, Deep Ore Flats (also known as Polaris), East Ridge, Freedom Flats, and Northeast Ridge which are amenable to a conventional hydrometallurgical gold recovery process such as heap leaching. Also included in the Plan of Operations is the option for development of underground access to the Graben deposit to be used for exploration and future development activities, although no production plan has been submitted for consideration in this mineralized zone at this date. Crocodile Ridge, Middle Ridge, and other deposits within the study area boundaries of the Borealis Property will be added to the permit applications if warranted based on ongoing engineering and in-fill drilling results.

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations and public agency decisions. This section does not attempt to exhaustively identify all of the permits and authorizations that need to be gained, but instead focuses on those that are considered to be the main efforts that are on the critical path for possible project start-up.

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

Background information on geology, air quality, soils, biology, water resources, social and economic conditions, and cultural resources were assembled for us and submitted to the appropriate regulatory agency.

Permitting Requirements

U.S. Forest Service Requirements

The Bridgeport Ranger District of the U.S. Forest Service is the lead agency regulating mining and reclamation activities at the Borealis Property. The permitting process with the U.S. Forest Service approved our Plan of Operations in the second quarter of 2006, pursuant to the requirements of 36 CFR Part 228, Subpart A. Our Plan of Operations was filed in August 2004 describing the project plans in a step-by-step process. The Plan of Operations describes the development of the deposits identified in the Technical Report and recognizes and anticipates the effects of market impacts such as reductions or increases in gold price, and describes the measures that will be taken to adjust for these changing conditions. The emphasis of the Plan of Operations is on defining the spatial and temporal aspects, as they will affect the land that is managed by the agency. The Plan of Operations also describes the plans to reclaim the site, and includes an estimate of the cost to accomplish that reclamation. This cost estimate is the first step toward establishing the reclamation surety for the site.

In order to satisfy the reclamation surety requirements of the U.S. Forest Service, we will consider obtaining an insurance policy for its benefit. This policy, if obtained on terms acceptable to us, would require us to pay into a "commutation" account of the insurer the agreed cost of the initial future reclamation work. The initial amount covered under the policy will be funded by a deposit into the "commutation" account, in an amount to be negotiated. The amount covered by the policy is expected to increase as reclamation costs increase due to expanded mining related disturbances. This additional policy coverage is expected to be funded from mining revenue once the mine is in operation. Once funded, the account will be available to pay for concurrent and final reclamation expenses as they are incurred. The policy is expected to provide us a mechanism to manage the overall cost of reclamation for a known cost for the entire life of mine and provide financial assurance required by the U.S. Forest Service. We would propose to acquire the policy once the plan of operations and associated reclamation plan are approved by the U.S. Forest Service.

The National Environmental Policy Act (NEPA) requires that any decision made by a Federal agency must consider the environmental effects of that decision. The USFS will decide whether or not there is a decision to be made, and whether that decision is significant or not. If there is no decision to be made, as in the instance of Categorical Exclusions (CE), the project can proceed with notification only. CE’s are allowed when surface disturbances are limited to less than one mile of new road building. If a decision must be made, an environmental impact evaluation is completed and from that analysis, a determination of whether the environmental impact is significant or not. If the determination is a "finding of no significant impact" (FONSI), then the agency is authorized to approve the plan based on the Environmental Assessment (EA) findings. If the decision is that the impacts are in fact significant, then an Environmental Impact Statement (EIS) is required to arrive at the final decision. There is a significantly increased time period for review and public comment for an EIS versus an EA. Approvals of Gryphon Gold’s site exploration activities to date were authorized under a CE.

The USFS Bridgeport Ranger District (District) determined that preparation of an Environmental Assessment (EA) was necessary to comply with the requirements of the National Environmental Policy Act (NEPA). The USFS and wemutually agreed to have Knight Piesold and Co. (KPCO), a third-party NEPA contractor, prepare the EA. Comments from a variety of stakeholders have been solicited. These comments have been incorporated into a Modified Plan of Operations, which includes some changes from the initial Plan of Operations submitted to account for updated operating plans and required mitigation measures to better protect the environment.

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

The Nevada Division of Water Resources (NDWR) is the responsible agency for granting water rights permits. The basin from which water rights could be appropriatedis the same basin that was the water supply for the mining activities at Borealis during the 1980’s and early 1990’s. Although this basin appears to be over allocated to various users, many of these rights go unused, so it may be possible to transfer existing appropriations to the project if necessary.

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

A Reclamation Plan that contains the identical information as was contained in the Plan of Operations was submitted to the BMRR in August 2004. The Reclamation Plan was approved during the second quarter of 2006.

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

U.S. Federal and State Environmental Law

Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws. Proposed mining activities on federal land trigger regulations promulgated by the U.S. Forest Service (USFS), the Bureau of Land Management (BLM), and potentially other federal agencies, depending on the nature and scope of the impacts. For operations on federal public lands administered by the BLM that disturb more than five acres, an operator must submit a Plan of Operations to BLM. On USFS-administered lands, the USFS requires the submission of a notice for all mining operations, regardless of size, and a Plan of Operations if the USFS determines that there will be any "significant" disturbance of the surface.

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

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into "Waters of the State" are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into "Waters of the United States," including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of "major" federal actions. The "federal action" requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An "Environmental Assessment" (EA) may be adequate for smaller projects. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (ESA) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, "endangered" means that a species is in danger of extinction throughout all or a significant portion of its range. "Threatened" means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to "take" a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

ITEM 3. LEGAL PROCEEDINGS

Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, do not intend to participate in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our potential business operations as we currently have permits to access water from two sites for our Borealis Property, one of which is not subject to this action and either of which, individually, would provide a sufficient water supply for our potential operations.

On January 18, 2007, the Company was served with a motion to compel arbitration regarding the termination of its former Chief Operating Officer, Mr. Allen Gordon pursuant to his executive compensation agreement (‘ECA’). Mr. Gordon claimed breach of contract under his ECA by failing to make severance payments of $228,511. A comprehensive settlement agreement was reached on April 19, 2007 that included a one time payment to Mr. Gordon of $75,000 and his resignation from the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Toronto Stock Exchange ("TSX"). Our common shares commenced trading on the TSX on December 22, 2005. Before trading on the TSX our stock was not publicly traded on any exchange. The high and low bid quotations of our common stock on the TSX were as follows:

Period	High	Low
2007
April 1- June 19, 2007 (TSX)	Cdn$0.78	Cdn$1.13
First Quarter (TSX)	Cdn$1.20	Cdn.$0.75

2006
First Quarter (TSX)	Cdn$1.54	Cdn$1.15
Second Quarter (TSX)	Cdn$2.33	Cdn$1.16
Third Quarter (TSX)	Cdn$1.69	Cdn$1.19
Fourth Quarter (TSX)	Cdn$1.43	Cdn$0.72

2005
Fourth Quarter(1) (TSX)	Cdn$1.15	Cdn$0.91

(1) Our shares were initially quoted for trading on December 22, 2005. There was no quote prior to December 22, 2005.

As of June 19, 2007 the closing bid quotation for our common stock was Cdn$0.84 per share as quoted by the TSX.

As of June 19, 2007, we had 47,491,395 shares of common stock issued and outstanding, held by approximately 1600 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2007.

Equity Compensation Plans

Securities Authorized for Issuance

On March 29, 2005, our board of directors adopted a stock option plan which was approved by our shareholders on May 13, 2005. As of March 31, 2007 we had granted 3,000,000 stock options, of which 200,000 were forfeited and 107,500 were exercised, pursuant to the terms of our 2005 stock option plan with expiry dates to 2011. We may only issue up to 3,000,000 shares of common stock under the terms of the 2005 stock option plan.

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved the 2006 Omnibus Incentive Plan, which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 7,000,000 shares. The 2006 Omnibus Incentive Plan authorizes the Company to grant 3,000,000 options and 1,000,000 restricted stock untis. As of March 31, 2007 we had granted 2,650,000 stock options pursuant to the terms of our omnibus incentive plan as described below with expiry dates to 2012, of which 110,000 were forfeited; 673,000 restricted stock units had been granted as of March 31, 2007 pursuant to the terms of our omnibus incentive plan. The 2006 Omnibus Incentive Plan was ratified by the shareholders at the company’s annual general meeting on September 12, 2006, along with all options previously granted thereunder, pending such ratification.

We have no equity compensation plans in place that have not been approved by our shareholders, but amendments and proposed plans will be presented to shareholders for approval at the annual general meeting. The table below shows securities issued under our equity compensation plans as of June 19, 2007.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
	warrants, and rights	warrants, and rights	under equity
	(a)	(b)	compensation plans
(excluding securities
reflected in column
(a))
(c)
Equity compensation plans approved by
security holders(1)	6,039,500	$0.91	703,000(2)

Equity compensation plans not
approved by security holders	--	--	--

TOTAL

(1)   Consists of 2,742,500 outstanding options granted from the Stock Option Plan, 2,600,000 outstanding options granted from the Omnibus Incentive Plan, and 697,000 restricted stock units granted under the Omnibus Incentive Plan.

(2)   Consists of 400,000 options and 303,000 restricted stock units remaining under the Omnibus Incentive Plan.

*      Based on March 31, 2007 exchange rate of Cdn$ 1.1546 equals US$1

Omnibus Incentive Plan

The Plan is administered by the Compensation Committee, and has full and final authority with respect to the granting of options there under. Options may be granted under the Plan to such directors, officers, employees or consultants of Gryphon Gold and its subsidiaries as the Compensation Committee may from time to time designate (referred to as a "participant"). Each option will generally entitle a participant to purchase one share of common stock during the term of the option upon payment of the exercise price. The exercise price of any options granted under the Plan shall be determined by the Compensation Committee and may not be less than the market price of our common stock on the date of grant of the options (calculated in accordance with the rules of the Toronto Stock Exchange as the volume weighted average trading price for the five trading days preceding the date of grant). Gryphon Gold may provide financial assistance to eligible persons to purchase shares of common stock under the Plan, subject to applicable law and the rules and policies of any securities regulatory authority or stock exchange with jurisdiction over the Corporation or a trade in its securities. Any financial assistance so provided will be repayable with full recourse and the term of any such financing shall not exceed the term of the option to which the financing applies.

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

Sale of Unregistered Securities

All sales of unregistered securities were previously reported in the Company’s quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors and Uncertainties" and elsewhere in this prospectus.

Overview

In May 2005 we initiated a drilling program which is continuing. As of March 31, 2007, approximately 172 holes and 105,735 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

We are currently performing exploration and drilling on the Borealis Property for the purpose of identifying additional potential gold resources. If we are able to identify additional potential resources we may prepare a feasibility study on the previously mined area of the Borealis Property to further delineate the gold mineralization available for the operation of a mine, to upgrade some or all of the mineralized material to proven and probable reserves, design the open pit mine, heap leach pads and gold recovery plant and to estimate the capital and operating costs of the proposed mining scenario. Metallurgical test work completed to date indicates the oxide material is amenable to conventional heap-leach recovery methods. If we complete a feasibility study and, if warranted have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming adequate additional capital is available.

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

On February 9, 2007 we completed a private placement of 5.0 million units at a price of Cdn$0.90 per unit for gross proceeds of Cdn$4.5 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants are exercisable at a price of Cdn$1.10 if exercised within twelve months of the closing and at a price of Cdn$1.35 if exercised after the First Anniversary but prior to expiry. We paid qualified registered dealers a 7% cash commission in the amount of Cdn$77,175 and issued compensation options to acquire 85,050 common shares (at a price of Cdn$0.90 per share for a period of 12 months from closing) in respect of the 1.225 million units placed by them. The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company has granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property and for general working capital.

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

Currently we plan to continue extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This 72-hole, $4.5 million budgeted drilling program consists of a series of Graben deposit expansion drilling and extension drilling north of the successful G3 – G13 fence of holes. The drilling of the Graben deposit will alternate with follow up exploration drilling in the Central and Western Pediments where 4 holes have intersected two distinct hydrothermal systems hidden beneath the pediments. The following activities are planned for the duration of fiscal 2008:

  Continue the Graben deposit drilling extension and expansion program, a series of in-fill drilling and step-out holes along the northern extension of the Graben trend.

  Continue exploration drilling at both the Central Pediment and Western Pediment, which are northwest of the Graben sulphide deposit. Drilling will be guided by the results of the geological and geophysical exploration model.

  Continue to take steps to ensure permits and approvals for the Plan of Operations remain in place.

Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5.5%. Estimation of forfeitures will be reviewed on a quarterly basis.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600 which is disclosed further in Note 9 of the financial statements.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, the application of this Statement will change current practice, effective December 1, 2007.  The adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.

Year ended March 31, 2007 compared to year ended March 31, 2006

For the year ended March 31, 2006 we had a net loss of $8,737,141 or $0.21 per share compared to a net loss of $5,602,336 or $0.19 per share for the prior year, as spending on our exploration activities increased significantly, along with an increase in staffing levels and higher corporate administration costs.

Exploration expenses during the year ended March 31, 2007 were $4,819,692 or 55% of our total expenses compared to $3,657,010 or 65% of total expenses in the prior year. The increase in spending was related to continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was terminated in November 2006.  During the year we drilled a total of 56 reverse circulation holes (totaling 54,530 feet) on the Borealis property, compared to 136 holes drilled during the prior year.

Management salaries and consulting fees for the year ended March 31, 2007 were $2,632,794 compared to $1,145,626 incurred in the prior year as staffing increased and the company adopted the fair value recognition provisions of SFAS No. 123(R), "Stock-Based Payment", which resulted in additional non-cash compensation expense of $1,268,422 to be recognized in the year.  Salaries and consulting fees are expected to decrease in future periods as we have reduced staff due to postponing the development of our heap leach mine on the Borealis property.  General and administrative expenses totaled $890,596, compared to $480,891 in the prior year.  The increase is due to higher spending on investor relations, rent related to our Lakewood and Hawthorne offices, related office support and insurance.  We incurred $96,964 in closing costs of our Lakewood, Colorado office, this amount was included in general and administrative expenses.  Legal and audit fees for the period increased to $330,005 from $307,942 for the year ended March 31, 2006, this is mainly due to costs associated with being a public company that reports in both Canada and the United States and is therefore subject to additional reporting and compliance requirements.  Travel and accommodation expense for the year ended March 31, 2007 was $325,024, compared to $154,887 for the prior year.  The increase is due to greater corporate travel associated with investor relations and property site visits.  Interest income earned on cash deposits was $322,725 for the year ended March 31, 2007, compared to $168,170 in the prior year due to higher cash balances held on average through the current year versus the prior year.

Year ended March 31, 2006 compared to year ended March 31, 2005

For the year ended March 31, 2006 we had a net loss of $5,602,336 million, or $0.19 per share, compared to a net loss of $2,525,420 million, or $0.17 per share, as spending on our exploration activities increased significantly. The current year period loss does not reflect the costs directly related to the completion of our initial public offering (IPO) in December 2005 and a private placement in March 2006, as those costs are treated as share issue costs and are offset directly against the proceeds of the offering.

Exploration expenses during the year ended March 31, 2006 were $3,657,010 or 65% of our total expenses compared to $1,009,173 or 40% of total expenses in the prior year. The increase in spending was all related to continuation of permitting activities and the drilling program and feasibility study on our Borealis property initiated in May 2005 and ongoing. During the year we drilled a total of 136 reverse circulation holes (totaling 60,830 feet) on the Borealis property, compared to 32 holes drilled during the prior year.

Management salaries and consulting fees were $1,145,626 compared to $1,059,871 expended in the prior fiscal year, as staffing increased. Legal and audit fees expensed increased to $307,942 from $217,457 spent in fiscal 2005, the increase in costs reflecting activity related to exploring financing alternatives and changing our reporting to US generally accepted accounting principles (GAAP) from Canadian GAAP. Our travel and accommodation expenses were $154,887, up from $125,950 spent in the prior year, the increase is due to higher staffing and travel related to financing activities prior to the IPO and also more frequent travel to the Borealis property. Travel costs directly related to the IPO were recorded as part of share issue costs in stockholders’ equity. General and administrative expenses for the year were $480,891 up from $116,219 in the prior year. The increase was due to higher spending on investor relations, rent with the establishment of our Lakewood office in September, office support, insurance and telephone. Interest income earned on cash deposits was $168,170 compared to $9,646 in the prior year due to significantly higher cash balances in 2006 and the use of interest bearing bank accounts for a full year in 2006 compared to only part of the year in 2005.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common shares from treasury. During the fiscal year ended March 31, 2007 total cash of $3,932,234 was raised from the sale of stock in private placements.  A further $1,550,553 was raised through the exercise of warrants to common shares of the company.

At March 31, 2007, we had working capital of $6,525,160, and we had current assets consisting of $7,150,154 in cash, $65,483 in accounts receivable and $129,065 in prepaid expenses. We had $819,542 in current liabilities at March 31, 2007, consisting of $786,565 in accounts payable and accrued liabilities and $32,977 in current portion of capital leases. Currently, we do have sufficient working capital for the completion of our currently announced (January 17, 2007)  drilling program and to continue with our operations for the next twelve months.

On February 9, 2007, we closed the private placement of 5,000,000 units for sale at Cdn$0.90 to a limited number of accredited investors in Canada and the United States. Each unit consisted of one common share and one Series E purchase warrant. The Series E warrants are exercisable until February 8, 2008 at a price of Cdn$1.10 (first anniversary) and from February 9, 2008 until February 8, 2009 at a price of Cdn$1.35.  The private offering raised gross proceeds of Cdn$4.5 million.  We paid qualified registered dealers a 7% cash commission and issued compensation Series F warrants to acquire 85,050 common shares at price of Cdn$0.90 until February 9, 2008 on a portion of the private placement.  The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions.  The Company has granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective.  The proceeds of this offering will be applied to fund the continuation of our exploration program on the Borealis Property.

On March 15, 2007, we entered into a Advisory Services Agreement with Roman Friedrich & Company Ltd. (RFC)  Under the terms of the Advisory Services Agreement, commencing March 15, 2007, in exchange for RFC’s financial advisory services, we agreed to compensate RFC by paying a retainer fee of Cdn$7,500 per month and issuing 7,500 common shares per month, payable on  a quarterly basis commencing June 2007.   As of June 15, 2007, 15,000 shares are issuable to RFC.

Summary of any product research and development that the company will perform for the term of the plan

The Company does not anticipate performing any product research and development under its plan of operation.

Expected purchase or sale of plant and significant equipment

The Company is reviewing alternatives for purchase of mine equipment if the development of a mine on the Borealis property is warranted by a feasibility study and additional financing is obtained.

Significant changes in number of employees

We started the year with eleven employees but due to closing the Lakewood, Colorado office this number decreased to eight in late 2006.  We currently have ten employees, two of which started in April 2007.  We do not expect a significant change in this number.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,094 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims, we make payments totaling approximately $130,000 annually. These payments are contingent upon us maintaining an interest in the property.

As of March 31, 2007, we had the following non-cancelable contractual obligations:

	Payments Due by Period (3)

		Less than 1			More than 5
	Total	year	2-3 Years	4-5 Years	Years

Capital Lease obligations (1)	$54,010	$36,219	$17,791	$0	$0
Operating Lease Obligation (2)	49,624	35,029	14,595	0	0

Total	$103,634	$71,248	$32,386	$0	$0

(1) The capitalized leases is for the purchase of two trucks.
(2) Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $2,920 per month.
(3) The table does not include employment contracts with certain executive management which are described under the section heading "Executive Compensation".

Certain information contained in this "Management Discussion and Analysis" constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements

Gryphon Gold Corporation

(an exploration stage company)

March 31, 2007 and 2006

(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Gryphon Gold Corporation

(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2007 and for the period from April 24, 2003 (inception) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended March 31 2007 and for the period from April 24, 2003 (inception) to March 31, 2007, in conformity with United States generally accepted accounting principles.

Vancouver, Canada,	/s/ Ernst & Young LLP
May 30, 2007.	Chartered Accountants

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)

	As at March 31
	2007 $	2006 $

ASSETS
Current
Cash	7,150,154	9,390,925
Accounts receivable	65,483	81,250
Prepaid expenses	129,065	110,090
Total current assets	7,344,702	9,582,265
Reclamation deposit [note 9]	134,759	59,800
Equipment [note 3]	153,362	152,946
Mineral property costs [note 4]	1,920,371	1,898,207
	9,553,194	11,693,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	786,565	1,197,823
Current portion of capital lease [note 11]	32,977	10,058
Total current liabilities	819,542	1,207,881

Capital lease [note 11]	17,308	19,324
Commitments and contingencies [note 10]
Stockholders’ equity
Common stock	47,298	40,295
Additional paid-in capital	26,649,868	19,669,399
Deficit accumulated during the exploration stage	(17,980,822)	(9,243,681)
Total stockholders’ equity	8,716,344	10,466,013
	9,553,194	11,693,218

See accompanying notes

On behalf of the Board:

/s/ Albert J. Matter	/s/ Anthony (Tony) D.J. Ker
Director	Director

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. dollars)

	Year ended March 31, 2007 $	Year ended March 31, 2006 $	Period from April 24, 2003 (inception) to March 31, 2007 $

EXPENSES
Exploration [note 5]	4,819,692	3,657,010	9,928,107
Management salaries and consulting fees [note 7]	2,632,794	1,145,626	5,243,152
General and administrative	890,596	480,891	1,574,528
Legal and audit	330,005	307,942	960,487
Travel and accommodation	325,024	154,887	689,570
Depreciation	53,368	22,918	85,430
Loss on disposal of equipment	19,722	—	19,722
Foreign exchange (gain) loss	(11,335)	1,232	(17,813)
Interest income	(322,725)	(168,170)	(502,361)
Net and comprehensive loss for the period	(8,737,141)	(5,602,336)	(17,980,822)

Basic and diluted loss per share	(0.21)	(0.19)

Basic and diluted weighted average number of common shares outstanding	41,242,535	29,350,317

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(Stated in U.S. dollars)

Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total
	Shares	Amount
	#	$	$	$	$

Balance, inception April 24, 2003	—	—	—	—	—
Shares issued:
For private placements [note 6[a]]	21,691,962	21,692	7,002,883	—	7,024,575
Share issue costs [note 6[a]]	—	—	(156,015)	—	(156,015)
Compensation component of shares issued [note 7]	—	—	226,000	—	226,000
Fair value of agent’s warrants issued [note 6[b]]	—	—	45,100	—	45,100
Fair value of options granted to a consultant [note 6[c]]	—	—	34,300	—	34,300
Net loss from inception	—	—	—	(3,641,345)	(3,641,345)
Balance, March 31, 2005	21,691,962	21,692	7,152,268	(3,641,345)	3,532,615
Shares issued:
For private placements	11,505,408	11,505	9,762,424	—	9,773,929
Share issue costs	—	—	(489,013)	—	(489,013)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Fair value of agents’ warrants issued on private placements [note 6[b]]	—	—	111,640	—	111,640
Fair value of underwriters’ compensation warrants on IPO [note 6[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted to consultants [note 6[c]]	—	—	15,258	—	15,258
Net loss for the period	—	—	—	(5,602,336)	(5,602,336)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	5,129,000	5,129	3,966,518	—	3,971,647
Share issue costs	—	—	(95,505)	—	(95,505)
Fair value of agents’ warrants issued on private placements [note 6[a][b]]			11,397		11,397
Fair value of options granted [note 6[c]]	—	—	1,314,961	—	1,314,961
Fair value of stock granted [note 6[d]]	108,000	108	151,138	—	151,246
Exercise of warrants	1,658,275	1,658	1,548,894	—	1,550,552
Exercise of options	107,500	108	83,066	—	83,174
Net loss for the period	—	—	—	(8,737,141)	(8,737,141)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. dollars)

	Year ended March 31, 2007 $	Year ended March 31, 2006 $	Period from April 24, 2003 (inception) to March 31, 2007 $

OPERATING ACTIVITIES
Net loss for the period	(8,737,141)	(5,602,336)	(17,980,822)
Items not involving cash:
Depreciation	53,368	22,918	85,430
Loss on disposal of equipment	19,722	—	19,722
Compensation, shares and fair value of options issued for consulting fees	1,466,207	15,258	1,820,140
Changes in non-cash working capital items:
Amounts receivable	15,767	(72,515)	(65,483)
Accounts payable and accrued liabilities	(411,258)	744,630	786,565
Prepaid expenses	(18,975)	(82,475)	(129,065)
Cash used in operating activities	(7,612,310)	(4,974,520)	(15,463,513)

INVESTING ACTIVITIES
Reclamation deposit	(74,959)	(28,400)	(134,759)
Purchase of equipment	(38,642)	(123,546)	(194,268)
Proceeds from sale of equipment	3,950	—	3,950
Mineral property expenditures	(22,164)	(1,122,881)	(1,920,371)
Cash used in investing activities	(131,815)	(1,274,827)	(2,245,448)

FINANCING ACTIVITIES
Capital lease payments	(17,911)	—	(17,911)
Cash received for shares issued	5,605,373	15,004,689	27,167,137
Share issue costs	(84,108)	(2,484,213)	(2,679,236)
Subscription receivables collected	—	54,360	389,125
Cash provided by financing activities	5,503,354	12,574,836	24,859,115

Increase in cash during the period	(2,240,771)	6,325,489	7,150,154
Cash, beginning of period	9,390,925	3,065,436	—
Cash, end of period	7,150,154	9,390,925	7,150,154

See accompanying notes

1.   NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation and its subsidiary, Borealis Mining Company (collectively, "the Company"), were incorporated in the State of Nevada in 2003. The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Mineral property acquisition costs

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

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

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property.  Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Equipment

Equipment is recorded at cost and is comprised of office furniture, trucks, computers and lab equipment.  The trucks are being amortized on a straight line basis over 2 years; other equipment is being amortized on a straight line basis over 5 years.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment", ("SFAS 123 (R)") a revision to SFAS 123.  SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method.

Prior to March 31, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").  The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5.5%.  Estimation of forfeitures is reviewed on a quarterly basis.  As a result of adopting FAS 123(R), the net loss for the year ended March 31, 2007 increased by $1,268,422 comparatively unrecognized expense for the prior year would have been $86,045.  Both basic and diluted loss per share for the year ended March 31, 2007 increased by $0.03.

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

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600 which is disclosed further in Note 9.

Recent accounting pronouncements

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, the application of this Statement will change current practice, effective December 1, 2007.  The adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation.

3.   EQUIPMENT

	March 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	151,857	46,601	105,256
Trucks under capital lease	71,319	23,213	48,106
Total	223,176	69,814	153,362

	March 31, 2006
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	152,504	27,974	124,530
Truck under capital lease	32,504	4,088	28,416
Total	185,008	32,062	152,946

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

Total
$

Mineral property costs, March 31, 2004	199,753
Expenditures during the year	1,575,573
Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371

5.   EXPLORATION

	Year ended March 31, 2007 $	Year ended March 31, 2006 $	Period from April 24, 2003 (inception) to March 31, 2007 $
NEVADA, USA
Borealis property
Exploration:
Drilling	2,623,795	1,835,650	4,593,938
Property maintenance	668,260	660,722	1,968,971
Geologic and assay	657,976	414,595	1,223,939
Project management	535,975	260,057	1,144,201
Engineering	295,792	304,774	743,340
Metallurgy	37,894	181,212	253,718
Total exploration	4,819,692	3,657,010	9,928,107

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

During the quarter ended June 30, 2006, the Company completed private placements to an officer and an employee of 129,000 units at Cdn$1.35, with each unit comprising of one common share and ½ of one common share ‘series D’ warrant.  Each whole warrant entitles the holder to purchase a common share at a price of Cdn$1.82 per share until June 10, 2007.  Share issuance costs totaled $3,533 and the Company recorded compensation expense of $7,740 in relation to the discount received by the participants of the private placement.

On February 9, 2007 the Company completed a private placement of 5,000,000 units at Cdn$0.90, each unit comprising of one common share and one series E warrant.  Each series E warrant entitles the holder to purchase a common share at a price of Cdn$1.10 per share in year one and Cdn$1.35 per share in year two until February 9, 2009. The Company also issued 85,050 compensation warrants with a fair value of $11,397 (Series F warrants) to agents and are exercisable until February 9, 2008 at a price of Cdn$0.90 per share.  Share issuance costs in addition to the broker warrant valuation was $80,575.  The Company has a right to force warrant holders to exercise warrants if the common share price of the Company remains equal to or greater than Cdn$1.85 per common share for a period of twenty consecutive days.

6.   CAPITAL STOCK (cont’d.)

b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Agents’ and Underwriter Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agent’s compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agent’s compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement - Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private Placements – Series E	5,000,000	—
Agent’s compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237

6.   CAPITAL STOCK (cont’d.)

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2007:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#

130,000	0.1	$0.65	April 1, 2007
64,500	0.2	Cdn$1.82	June 10, 2007
141,008	0.8	$0.65	January 28, 2008
85,050	0.9	Cdn$0.90	February 9, 2008
5,000,000	1.9	Cdn$1.10*	February 9, 2009
5,420,558	1.8	$0.96**

*The warrants are exercisable through February 8, 2008  at Cdn$1.10 and exercisable at Cdn$1.35 per unit thereafter.

** Based on the March 31, 2007 exchange rate of Cdn$1.1546 equals US$1.

The fair value of agents’ and underwriters’ warrants issued during 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions respectively: a risk-free interest rate of 3.38% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 53% to 70% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

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

6.   CAPITAL STOCK (cont’d.)

During the quarter ended March 31, 2006, the Company granted a total of 420,000 stock options, 245,000 to four employees exercisable at prices between Cdn$1.15 - Cdn$1.37 and 175,000 to three consultants exercisable at prices between Cdn$1.25 – Cdn$1.37. These options vest over 14 to 24 months and are exercisable for 5 years from the date of the grant.

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved the 2006 Omnibus Incentive Plan, which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 7,000,000 shares. Within the increased number of shares reserved the 2006 Omnibus Incentive Plan allowed 1,000,000 shares to be granted as restricted stock units. On April 4, 2006, 1,570,000 options were granted to directors, officers and a consultant, of which 1,475,000 have been granted under the 2006 Omnibus Incentive Plan and vest on anniversary date of the grant, 95,000 options were granted under the previous incentive plan and vest over 24 months. On vesting, the options granted are exercisable for 5 years at a price of Cdn$1.37 per share.

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

On October 31, 2006, the Company granted of 50,000 stock options to an outside consulting firm who are providing certain investor relations services to the company.  The options vest over the next 15 months and are exercisable for 5 years from the date of grant at a price of Cdn$1.34 per share.

On January 10, 2007, the Company granted three employees a total of 190,000 options and 50,000 options to a consultant.  These options vest over a period of 12 months with 50% vesting immediately and the balance in 12 months and are exercisable for 5 years at a price of Cdn$0.81 per share.

6.   CAPITAL STOCK (cont’d.)

On January 28, 2007, the Company granted 20,000 options to a consultant which are exercisable for 5 years.  The options vest within 12 months and are exercisable at a price of Cdn$0.88 per share.

On February 26, 2007, the Company granted 425,000 options to certain officers of the Company.  These options vest over a period of 12 months with 50% vesting immediately and the balance in 12 months and are exercisable for 5 years at a price of Cdn$0.80 per share.

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

For the years ended March 31, 2007 and 2006, the Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Management salaries	1,343,164	—
Consulting fees	123,043	15,258
Total stock-based compensation	1,466,207	15,258

Stock option activity

The following table summarizes the Company’s stock option activity for the years ended March 31, 2007 and 2006:

	Year Ended March 31, 2007	Weighted Average exercise price	Year Ended March 31, 2006	Weighted Average exercise price
Outstanding at April 1, 2006	2,879,000	$0.77	2,000,000	$0.75
Granted	2,745,000	$1.06	935,000	$0.84
Exercised	(107,500)	$0.77	—
Forfeited	(234,000)	$1.11	(56,000)	$1.07
Outstanding at March 31, 2007	5,282,500	$0.91	2,879,000	$0.77
Vested and exercisable at March 31, 2007	3,205,000	$0.81	2,272,000	$0.75

6.   CAPITAL STOCK (cont’d.)

The following table summarizes information about stock options outstanding as at March 31, 2007:

Stock Options Outstanding and Exercisable
Stock Options Outstanding	Average Remaining Life (Years)	Stock Options Exercisable	Average Remaining Life of Exercisable (Years)	Weighted Average exercise price
2,262,500	3.0	2,262,500	3.0	$0.75
115,000	3.6	75,000	3.6	Cdn$0.85
90,000	3.8	54,000	3.8	Cdn$1.15
50,000	3.8	50,000	3.8	Cdn$1.25
205,000	4.0	106,000	4.0	Cdn$1.37
1,715,000	5.0	290,000	5.0	Cdn$1.37
30,000	5.2	—	5.2	Cdn$1.60
80,000	4.3	30,000	4.3	Cdn$1.29
50,000	4.6	—	4.6	Cdn$1.34
240,000	4.8	120,000	4.8	Cdn$0.81
20,000	4.8	5,000	4.8	Cdn$0.88
425,000	4.9	212,500	4.9	Cdn$0.80
5,282,500		3,205,000		$0.91*

* Based on the March 31, 2007 exchange rate of Cdn$1.1546 equals US$1.

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2007	2006

Dividend yield	0%	0%
Expected volatility	55%	53% - 70%
Risk free interest rate	4.54% - 5.21%	3.38% - 4.7%
Expected lives	3 years	3 years

6.   CAPITAL STOCK (cont’d.)

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term which is a term equal to the estimated life of the option.  Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant.  Volatility is derived by measuring the average share price fluctuation of three publicly listed companies that operate in the same industry.  The period of historical volatility is the same period as the expected life of the option being 3 years.

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

On January 10, 2007, 650,000 restricted stock units (‘RSU’) were granted to employees, officers and directors of the Company.  The RSU’s will vest within 18 months of granting and once vested will entitle the grantee one common share for each RSU.

The Company recognizes stock-based compensation is expensed on a straight-line basis over the requisite service period of the individual grants, which is generally equals the service period.  The value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

6.   CAPITAL STOCK (cont’d.)

The following table summarizes information about restricted stock units outstanding as at March 31, 2007:

	RSU’s Granted	RSU’s Vested	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—
Issued April 18, 2006	8,000	8,000	Cdn$1.63
Issued December 12, 2006	15,000	7,500*	Cdn$0.84
Issued January 10, 2007	650,000	100,000	Cdn$0.82
Outstanding at December 31, 2006	673,000	115,500	$0.71

 *Vested on March 31, 2007.  Stock certificate issued on April 1, 2007.

7.   RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below.

During the year ended March 31, 2007, the Company paid consulting fees to non-independent directors and officers in the amount of $150,353 [March 31, 2006 - $92,112; March 31, 2005 - $429,946; Period from inception to March 31, 2004 - $395,817] for services rendered on the exploration of the Borealis property.

8.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2007	2006
	$	$

Deferred tax assets
Net operating loss carryforwards	3,203,058	1,944,038
Mineral property basis	451,485	321,245
Feasibility costs	316,511	167,067
Exploration costs	2,131,024	1,100,391
Stock compensation	543,376	—
Reclamation costs	2,075	—
Equipment	6,588	1,730
Total deferred tax assets	6,654,117	3,534,471
Valuation allowance	(6,651,419)	(3,502,530)
Net deferred tax assets	2,698	31,941

Deferred tax liabilities
Equipment	—	—
Prepaid expenses	(2,698)	(31,941)
Total deferred tax liabilities	(2,698)	(31,941)
	—	—

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2007 and 2006.

8.   INCOME TAXES (cont’d.)

The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 37.06% [2006 - 37.06%] is as follows:

	2007	2006
	$	$

Tax at statutory tax rates	(3,057,999)	(913,588)
State taxes, net of federal benefit	(179,985)	(53,771)
Non-deductible items	9,101	1,030
Change in valuation allowance	3,228,883	966,329
	—	—

At March 31, 2007 the Company has non-capital losses of approximately $8.6 million [2006 - $5.2 million] in the United States available for future deduction from taxable income and which expire prior to 2026. The Company has not recognized as an asset any of these potential deductions as it cannot be considered more likely than not that they will be utilized.

9.   RECLAMATION DEPOSIT

During the year ended March 31, 2007, the Company increased the amount of their performance bond from $59,800 to $108,176 by purchasing a further performance bond in the amount of $48,376 from an insurance company.  The Company earned $5,583 of interest income from the purchase of the bond.  The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service.  The Company also deposited directly $21,000 with the Bureau of Land Management ("BLM") in support of its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At March 31, 2007, the Company recorded a reclamation liability of $5,600 (March 31, 2006 – $7,000) representing future obligations related to its drilling activities completed to March 31, 2007. The Company continues to hold the bond in support of potential future obligations under the Plan of Operation for exploration filed with the U.S. Forest Service.

10. COMMITMENTS & CONTINGENCIES

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

 [b]

The Company rents office space in Vancouver, BC on a 3 year term.  The following are rental lease commitments in relation to the office lease:

$

2008	35,029
2009	14,595

[c]

During December 2006, the Company closed its Lakewood, Colorado office and terminated certain office staff.  Closure costs totalled to $96,964, which included various lease buyouts, and are included in general and administration expenses.

[d]

On January 18, 2007, the Company was served with a motion to compel arbitration regarding the non-payment of severance to the former Chief Operating Officer.  On April 19, 2007, a comprehensive settlement agreement was reached that included a one-time payment by the Company of $75,000.

11. CAPITAL LEASE

[a]

The Company entered into a lease, maturing in May 2008, to acquire a second truck.  The financing for both trucks are accounted for as capital leases, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated.  The actual combined lease payments are $2,371 per month with a residual payment of $12,000 due October 2007 and $13,854 due May 2008.

  The present value of required payments during each fiscal year is as follows:

$

2008	32,977
2009	17,308

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended March 31, 2008.  Further, the Company’s independent registered public accounting firm is not required to provide an attestation on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended March 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of June 19, 2007, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since
Anthony (Tony) D. J. Ker West Vancouver, British Columbia	Director, Chief Executive Officer and President	Appointed Chief Executive Officer September 2006, Executive Vice President, Gryphon Gold Corporation, 2003 to present, General Manager, Transcontinental Printing Inc., 1996 to 2004.	May 7, 2004

Albert J. Matter Vancouver, British Columbia	Director and Executive Chairman and Chairman of the Board	Executive Chairman, since August 2005; Chairman of the Board and Vice President of Corporate Development, Gryphon Gold Corporation, 2003 to present. President National Gold Corporation, 1999 to 2002.	April 30, 2003

Donald E. Ranta Lakewood, Colorado	Director, Former Vice President of Exploration	Vice President, Gryphon Gold Corporation 2003 to present. Consulting Geologist 2001-2003. President, NRX Global (USA) Corp., 2000-2002.	June 14, 2003

Richard W. Hughes North Vancouver, British Columbia	Director	President of Klondike Gold Corp. 1985 to present.	June 14, 2003

Rohan Hazelton North Vancouver, British Columbia	Director

Vice President Finance 2006 to present, formerly corporate Controller 2004 to 2006 and Mgr. Treasury and Finance, 2002 to 2004, Goldcorp Inc. (and Predecessor Wheaton River Minerals Ltd.), Auditor, Deloitte & Touche LLP, 1999 to 2002.

July 6, 2005

Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005

Michael K. Longinotti North Vancouver, British Columbia	Chief Financial Officer	Chief Financial Officer, appointed May 15, 2006, Chief Financial officer Digital Payment Technologies February 2005 to May 2006, CFO Knight Signs Sept 2004 to February 2005, CFO Silent Witness, Nov. 2000 to June 2003. 1992 to 2000 Comptroller and then Treasurer of Cominco Ltd.	—

Rajwant Kang Vancouver, British Columbia	Corporate Controller, Secretary, and Treasurer	Corporate Controller, Treasurer & Secretary since April 2006, Financial Officer, Secretary & Director Star Shipping (Canada) Ltd. and Squamish Terminals Limited April 1999 to April 2006, Financial Officer and Secretary Steppe Gold Resources January 1997 to April 1999.	—

The following is a description of the business background of the directors and executive officers of the Corporation.

Albert J. Matter, 60, Director, has served as our Chairman of the Board, Vice President of Corporate Development, past Secretary and Treasurer since its inception in early 2003 and was appointed Executive Chairman on August 10, 2005. From 1999 to December of 2002 Mr. Matter served as President and Chief Executive Officer of National Gold Corporation. From spring of 1998 to fall of 1999 Mr. Matter was in retirement. Mr. Matter has over 30 years of experience of providing corporate finance, strategic planning, mergers and acquisition, and business development assistance to numerous corporations and high net worth individuals, especially in Western Canada. Successful corporate financing highlights include projects for Consumers Distributing Ltd., CN/CP Telecom, Madison Ventures Ltd., Rea Gold Corporation, Echo Bay Mines Ltd., Russell Steel Ltd., Blackdome Mining Ltd., Southward Energy Ltd., Winspear Resources Ltd. and National Gold Corporation. Mr. Matter holds a B.A. in Economics from the University of British Columbia.

Donald E. Ranta, 63, Director, served as our Vice President of Exploration from June 14, 2003, to January 2006, has held the following positions for the past five years: Director, President and Managing Director, Union Hill Partners, 1997-2000; President, NRX Global (USA) Corp., 2000-2002; Consulting Geologist, 2001 to 2003. Mr. Ranta is an internationally recognized exploration executive experienced in planning, implementing, and directing successful exploration and acquisition programs throughout North America, South America, Africa and other international locations. Dr. Ranta has extensive experience in generative exploration, project exploration and appraisal, geologic-engineering-economic evaluation, strategic and business planning, and management. Dr. Ranta has over 35 years of business experience and has served in various positions for mining companies, including President, Managing Director, Vice President of Exploration (Echo Bay Mines), Manager (VP) of North American Exploration (Phelps Dodge Corp.), Project Manager and Chief Geologist (AMAX). Dr. Ranta has a Ph.D. in Geological Engineering/Geology from Colorado School of Mines, a M.S. in Geological Engineering/Geology from Mackay School of Mines, University of Nevada, and a B.S. in Geological Engineering from University of Minnesota

Richard W. Hughes, 75, Director, is President of Hastings Management Corp., a private management company providing administrative and professional services to public companies engaged in mineral exploration.  He is also President of five companies listed on the Toronto Venture Stock Exchange (TSX): Klondike Gold Corp., Klondike Silever Corp., Abitibi Mining Corp., Sedex Mining Corp., Amador Gold Corp., Chairman of Golden Chalice Resources Inc. and is a director of Alamos Gold Corp. and 10 other TSX listed companies.  Mr. Hughes has brought four mines into production and had a prominent role in the discovery of the Golden Giant (Hemlo Mine) in Ontario Canada and was responsible for the discovery of the Belmoral Mine and the Sleeping Giant Mine, both in Quebec, Canada.

Rohan Hazelton, 33, Director, joined our board in July 2005 and was appointed Chairman of the Audit Committee. Mr. Hazelton is currently Vice President, Finance, and formerly was Corporate Controller for Goldcorp Inc. Prior to Goldcorp’s merger with Wheaton River Minerals Ltd; he was a key member of Wheaton’s management team since 2002 during Wheaton’s rapid growth and significant increase in shareholder value. Mr. Hazelton is a Chartered Accountant and previously worked for Deloitte & Touche LLP and Arthur Andersen LLP. Prior to that, Mr. Hazelton was a commercial loans officer for Dialog Bank Moscow, Russia. Mr. Hazelton holds a B.A. in Math and Economics from Harvard University.

Donald W. Gentry, 64, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996, and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and U niversity of Arizona, respectively.

Anthony Ker, 50, Director, has served as our Chief Executive Officer since September 2006 prior to which he was Executive Vice President, Secretary and Treasurer since August 2003. From 1999 to February 2003, Mr. Ker served as Director, Treasurer, Secretary and Chief Financial Officer for National Gold Corporation, a TSX Venture Exchange listed company that merged into Alamos Gold, Inc. (TSX) during the spring of 2003. From 1996 and concurrent with the positions at National Gold Corporation, he was General Manager for Transcontinental Printing, Inc., British Columbia Division, a Toronto Stock Exchange listed company, and the second largest printer in Canada. Prior to the Transcontinental Printing, Inc. position, Mr. Ker managed a large coastal sawmill for International Forest Products Limited and Weldwood of Canada Limited in British Columbia. Mr. Ker holds a Bachelor of Science in Forestry from University of British Columbia.

Michael K. Longinotti, 50, was appointed as our Chief Financial Officer  effective May 15, 2006.  From 2003 to 2006 Mr. Longinotti has worked with several entrepreneurial companies as CFO including Digital Payment Technologies, Knight Signs and Rx Networks.  From 2000 to 2004 he was CFO of Silent Witness, a NASDAQ and TSX listed provider of security equipment and network provider.  From 1989 to 2000 he was in various positions, including Comptroller and Treasurer at Cominco Ltd. a multinational mining and smelting corporation with Cdn$ 3 billion in assets.   Mr. Longinotti holds a B.S. in Geology and a B.S. in Environmental Science from Washington State University and a B.A. in Business Administration from the University of Washington and is a member of the Washington State Society of Certified Public Accountants.

Rajwant Kang, 34, joined our Company April 2006 as our Corporate Controller and was appointed our Treasurer and Secretary in September 2006.  From 1999 to 2006 Mr. Kang served as the principal financial officer and Corporate Secretary for Star Shipping (Canada) Ltd. and Squamish Terminals Limited both privately held companies engaged in the shipping industry.  He was appointed to the Board of Directors for both companies in 2001. From 1991 to 1999 he was in various positions both in Canada and the United Kingdom including Financial Officer and Secretary for Steppe Gold Resources Ltd. a junior mineral exploration.  Mr. Kang holds a Business and Finance accreditation from the United Kingdom and is a member of the Association of Accounting Technicians (UK) he also is a designated member of the Certified Management Accountants of Canada (CMA).

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

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

Audit Committee1

Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our Audit Committee is comprised of Richard Hughes, Don Gentry and Rohan Hazelton.  The Company’s Board of Directors has determined that all of the members of the Company’s Audit Committee are independent directors under MI 52-110, Rule 10A-3 of the Exchange Act, and the audit committee rules of the American Stock Exchange. Rohan Hazelton is the Chairman of the Audit Committee. Rohan Hazelton satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

[1] The Audit Committee Charter can be reviewed on SEDAR (www.sedar.com) and on the Company website (www.gryphongold.com)

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

Compensation Committee

The Compensation Committee is comprised of Richard Hughes, Don Gentry, and Rohan Hazelton, all of whom are independent directors. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of Directors, executive officers and providing advice on compensation structures in the various jurisdictions in which Gryphon Gold operates. In addition, the Compensation Committee reviews both the overall salary objectives of Gryphon Gold and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options, incentive and deferred compensation benefits.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Richard Hughes, Don Gentry and Don Ranta. The Corporate Governance and Nominating Committee is responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the "named executive officers") for the fiscal year ended March 31, 2007.

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

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deffered Compensation Earnings $	All Other Compensation	Total

Tony Ker, President & CEO	2007	174,442(2)	18,188	87,145(4)	166,570			32,380(5)	478,725
Michael Longinotti, CFO	2007	117,175	18,188	63,954	198,920				398,237
Albert Matter, Chairman	2007	179,516(3)	18,188	87,145(4)	166,570			35,790(5)	487,209
Allen Gordon, Former President & COO (1)	2007	130,000		-	145,600			112,500(5)(6)	388,100
Steve Craig, VP Exploration	2007	125,000	-	17,429	50,930			20,000(7)	213,359

(1)

Vacated President and Chief Operating Officer role November 30, 2006

(2)

Effective April 2006 annual salary adjusted to Cdn$213,000, on January 1, 2007 reduced to Cdn$150,000

(3)

Effective April 2006 annual salary adjusted to Cdn$220,600, on January 1, 2007 reduced to Cdn$150,000.

(4)

Grant of 75,000 Restricted Stock Units in lieu of reduced salary vesting quarterly commencing April 1, 2007; 50,000 Restricted Stock Units Vest on July 10, 2008.

(5)

Retro pay for fiscal year 2006.

(6)

Severance payment of $75,000.

(7)

Relocation payment.\

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2006, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

The amount of compensation paid by the Company to each of our officers and the terms of those persons’ employment is determined solely by the Compensation Committee. The Compensation Committee evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers.  The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company.

Our Compensation Committee believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Executive Compensation Agreements

Gryphon Gold is a party to employment contracts for Albert Matter, Tony Ker, Michael Longinotti, Steven Craig and Rajwant Kang.  Pursuant to those agreements they are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for "cause." In such event, Messr’s Matter, Ker, Longinotti, and Craig will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. Mr. Kang will be entitled to receive an amount equal to one-half year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 6 months.  The agreements with Albert Matter and Tony Ker include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Except as described above, and the payment of directors’ fees, there are no service contracts of any officer of Gryphon Gold and there is no arrangement or agreement made or proposed to be made between Gryphon Gold and any of its named executive officers pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of Gryphon Gold or a change in the named executive officer’s responsibilities following such change in control.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of the fiscal year ended March 31, 2007. No stock appreciation rights were awarded.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Securities Unearned Shares, Units or Other Rights That have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)

Tony Ker(1)	325,000	--		0.75	29-Mar-10	50,000	46,336
President and Chief Executive Officer	--	200,000		Cdn$1.37	4-Apr-12	75,000	69,505
	50,000	50,000		Cdn$0.80	25-Feb-12

Michael Longinotti(2)	250,000	--		Cdn$1.37	18-Apr-12
Chief Financial Officer	50,000	50,000		Cdn$0.80	25-Feb-12

Albert Matter(3)	350,000	--		0.75	29-Mar-10	50,000	46,336
Chairman	--	200,000		Cdn$1.37	4-Apr-12	75,000	69,505
	50,000	50,000		Cdn$0.80	25-Feb-12

Steve Craig(4)	54,000	36,000		Cdn$1.15	5-Jan-11	25,000	23,168
VP Exploration	36,000	24,000		Cdn$1.37	13-Mar-11
	--	50,000		Cdn$1.37	4-Apr-12
	25,000	25,000		Cdn$0.80	25-Feb-12

Allen Gordon (5)	350,000	--		0.75	13-Jun-07
Former President and Chief Operating Officer	--	225,000		Cdn$1.37	13-Jun-07

Rajwant Kang	30,000	45,000		Cdn$1.37	4-Apr-11
Controller, Secretary, and Treasurer	37,500	--		Cdn$0.80	26-Feb-12

(1)

200,000 options vest 100% April 4, 2007; 50,000 options vest 100% February 26, 2008.  Units of stock: 50,000 vest 100% July 10, 2008; 75,000 vest 25%  quarterly commencing April 1, 2007.

(2)

50,000 options vest 100% February 26, 2008.

(3)

 200,000 options vest 100% April 4, 2007; 50,000 options vest 100% February 26, 2008.  Units of stock:  50,000 vest 100% July 10, 2008; 75,000 vest 25%  quarterly commencing April 1, 2007.

(4)

36,000 options vest 50% July 5, 2007, 50% January 5, 2008:  24,000 options vest 50% September 13, 2007, 50% March 13, 2008:  50,000 options vest 100% April 4, 2007:  25,000 options vest 100% February 26, 2008.  Units of stock:  25,000 vest 50% July 10, 2007, 50% January 10, 2008.

(5)

Vacated President and COO role November 30, 2006; 225,000 vest 100% April 4, 2007.

(6)

45,000 options vest April 4 2007 – 15,000, October 4, 2007 – 15,000, April 4 2008 – 15,000;  37,500 options to vest 100% February 26, 2008.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Donald Gentry	6,750	52,287	(1)	113,250	(2)					172,287
Rohan Hazelton	3,350	52,287	(3)	113,250	(4)					168,887
Chris Herald	4,500	-		64,710	(5)					69,210
Richard Hughes	2,500	52,287	(6)	64,710	(7)					119,497
Donald Ranta	-	34,858	(8)	129,430	(9)			150,254	(10)	314,542

(1)

50,000 Restricted Stock Units Vest on July 10, 2008; 25,000 Restricted Stock Units Vest on a quarterly basis commencing April 10, 2007.

(2)

175,000 Stock Options 100% Vests on April 4, 2007, Expire April 4, 2012.  Exercise Price Cdn$1.37 per share

(3)

50,000 Restricted Stock Units Vest on July 10, 2008; 25,000 Restricted Stock Units Vest on a quarterly basis commencing April 10, 2007.

(4)

175,000 Stock Options 100% Vests on April 4, 2007, Expire April 4, 2012.  Exercise Price Cdn$1.37 per share

(5)

100,000 Stock Options 100% Vests on April 4, 2007, Expire April 4, 2012.  Exercise Price Cdn$1.37 per share

(6)

50,000 Restricted Stock Units Vest on July 10, 2008; 25,000 Restricted Stock Units Vest on a quarterly basis commencing April 10, 2007.

(7)

100,000 Stock Options 100% Vests on April 4, 2007, Expire April 4, 2012.  Exercise Price Cdn$1.37 per share

(8)

50,000 Restricted Stock Units Vest on July 10, 2008

(9)

200,000 Stock Options 100% Vests on April 4, 2007, Expire April 4, 2012.  Exercise Price Cdn$1.37 per share

(10)

Consulting Fees paid

Compensation of Directors

Beginning January 2007, independent board members who are not employed by us in any capacity other than as a director will be compensated for their services as follows:

•

A grant of 25,000 Restricted Stock Units that vest at a rate of 6,250 units each calendar quarter during 2007 and 50,000 units that will vest July 10, 2008.

•

No cash compensation for attendance of any meeting.

•

Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Gryphon Gold.

 Beginning January 2007, non-independent board members will be compensated for their services as follows:

•

A grant of 50,000 Restricted Stock Units that will vest July 10, 2008.

•

No cash compensation for attendance of any meeting.

•

Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Gryphon Gold.

Beginning in July 2005 and until January 2007, independent board members who were not employed by us in any capacity other than as a director were compensated for their services as follows:

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

Director Compensation Agreements

Gryphon Gold is a party to employment contracts for each of Albert Matter and Tony Ker. Pursuant to those agreements they are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for "cause." In such event, each officer will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreements with Albert Matter and Tony Ker include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Mr. Ranta is a party to a consulting agreement under which he is paid on a per diem basis and pursuant to which he is entitled to compensation for termination of his agreement in certain circumstances, including termination without cause and change of control.

Except as described above, and the payment of directors’ fees, there are no service contracts of any director of Gryphon Gold and there is no arrangement or agreement made or proposed to be made between Gryphon Gold and any of its directors pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of Gryphon Gold or a change in the director’s responsibilities following such change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 19, 2007 regarding the ownership of our common stock by:

•

each person who is known by us to own more than 5% of our shares of common stock; and

•

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 47,491,395 shares of common stock outstanding as of June 1, 2007.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 1, 2007 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

As of March 31, 2007
Name and Address of Beneficial Owner(1)	Shares	Percent

Allen Gordon	2,825,000(3)	5.88%(3)
390 Union Blvd., Suite 360 Lakewood, CO 80228

Albert Matter	2,614,750(4)	5.44%(4)
Suite 810, 1130 West Pender Street Vancouver, BC V6E 4A4

Standard Bank plc	3,426,336	7.21%
25 Dowgate Hill, Cannon Bridge House London, United Kingdom EC4R 2SB

Geologic Resource Fund	7,000,000(5)	13.73%(5)

Other Directors and Officers — as a group (2)	6,800,800(6)	13.52%(6)

__________

(1)

Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned. Figures shown are on a non-diluted basis.

(2)

Figure shown represents the sum of shares owned or controlled individually by directors and officers (other than Mr. Matter and Mr. Gordon) and includes ownership by spouses and minor children (250,000 shares) where it may be considered that direction and control over these shares rests with the director or officer.  Mr. Christopher Herald’s sum of shares and warrants are included in this figure although he resigned from the Board of Directors on October 10, 2006.

(3)

Includes 575,000 shares acquirable upon exercise of vested stock options.

(4)

Includes 600,000 shares acquirable upon exercise of vested stock options and 125,000 restricted stock units.  Although only 18,750 restricted stock units have vested all 125,000 were reported to SEC as beneficially owned.

(5)

Geologic Resource Fund LP of 535 Boylston Street, Boston MA currently holds 980,000 shares and 980,000 shares upon exercise of warrants and Geologic Resource Fund LTD of Harbour Centre, Noah Church Street, George Town, Grand Cayman holds 2,520,000 shares and 2,520,000 shares upon exercise of warrants.  George Ireland (Chief Investment Officer for both funds) holds sole voting power.

(6)

Includes 2,760,000 shares acquirable upon exercise of vested stock options and 64,500 shares acquirable upon exercise of warrants.  This figure also includes 533,000 granted restricted stock units of which 387,500 have not vested but have been recorded to the SEC as full owned non-derivative securities.

Security Ownership of Management

As of March 31, 2007
Name and Address of Beneficial Owner(1)	Shares	Percent

Allen Gordon	2,825,000(2)	5.88%(2)
Former Director, President, and Chief Operating Officer
32509 El Diente Court
Evergreen, CO 80439

Albert Matter	2,614,750(3)	5.44%(3)
Executive Chairman, Director
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Anthony Ker	1,825,000(4)	3.62%(4)
Director, President, Chief Executive Officer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Michael Longinotti	533,000(5)	2.30%(5)
Chief Financial Officer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Rajwant Kang	175,800(6)	0.36%(6)
Corporate Controller, Secretary, Treasurer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

All directors and executive officers as a group (10 persons)	12,240,550(7)	13.37%(7)

__________

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)

Includes vested options exercisable to acquire 575,000 shares of common stock.   Allen Gordon was terminated as President and COO of the company on November 30, 2006 but remains as a director on the board.

(3)

Includes vested options exercisable to acquire 600,000 shares of common stock and 125,000 restricted stock units

(4)

Includes vested options exercisable to acquire 575,000 shares of common stock and 125,000 restricted stock units.  Tony Ker was appointed Chief Executive Officer September 12, 2006 and appointed President January 10, 2007.

(5)

Includes vested options exercisable to acquire 300,000 shares of common stock and 50,000 shares upon the exercise of warrants.

(6)

Includes vested options exercisable to acquire 82,500 shares of common stock and 14,500 shares upon the exercise of warrants.

(7)

Includes vested options exercisable to acquire 3,935,000 shares of common stock, 64,500 share upon the exercise of warrants and 658,000 restricted stock units. Of the 11 persons, one has since resigned, Mr. Christopher Herald, on October 10,2006.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 19, 2007, we had approximately 1600 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading "Market for Common Equity".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, from April 23, 2003 (date of inception) to the date of this report, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

Purchases Of Securities

During and subsequent to the fiscal year ending March 31, 2007, officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold on the following terms:

Officer, Director, 10% Shareholder	Type of Security	Price of Security	Date of Purchase
Michael Longinotti	100,000 units (1)	Cdn $1.35 per unit	June 10, 2006
Rajwant Kang	4,800 units	Cdn $2.07 per unit	April 27, 2006
Rajwant Kang	5,000 units	Cdn $1.65 per unit	May 31, 2006
Rajwant Kang	29,000 units (1)	Cdn $1.35 per unit	June 10, 2006
Rajwant Kang	9,000 units	Cdn $1.46 per unit	July 21, 2006
Rajwant Kang	6,000 units	Cdn $1.20 per unit	Oct 5, 2006
Anthony Ker	25,000 units	Cdn $1.85 per unit	May 8, 2006
Donald Gentry	37,500 units	$0.75 per unit	April 17, 2006
Geologic Resource Fund	3,500,000 units (2)	Cdn $0.90 per unit	Feb 9, 2007

__________

(1)    Each unit consisted of one share of common stock and one-half of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.82.

(2)    Each unit consisted of one share of common stsock and one of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.10 until first anniversary date (Feb 8, 2008) and exercisable at Cdn$1.35 from Feb 9, 2008 to Feb 9, 2009.

Other than compensatory arrangements described under "Executive Compensation" and the transactions described above, we have had no other transactions, directly or indirectly, during the past fiscal year with our directors, senior officers or principal shareholders, or any of their associates or affiliates in which they had or have a direct or indirect material interest.

Director Independence

The Company’s Board of Directors has determined that the following directors are independent based on the standards for director independence for the American Stock Exchange:

•

Richard Hughes;

•

Don Gentry; and

•

Rohan Hazelton.

ITEM 13. EXHIBITS

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

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer:
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter
10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
14.1(2)	Code of Business Conduct and Ethics
16.1(2)	Letter on Change of Certifying Accountant
21.1(5)	Table of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.3	Consent of Mr. Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, CO
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed on Form SB-2 on August 17, 2005
(2) Previously filed on Form SB-2 on October 6, 2005
(3) Previously filed on Form SB-2 on October 27, 2005
(4) Previously filed on Form SB-2 on November 9, 2005
(5) Previously file on Form 10-KSB on June 30, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in the Company’s Forms 10-KSB and 10-QSB for fiscal 2007 and 2006 were $85,000 and $59,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements including costs related to the Initial Public Offering and are not reported under "Audit Fees" above for fiscal 2007 and 2006 were $11,610 and $122,500, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2007 and 2006 were $17,585 and $16,640, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2007 and 2006 were $Nil and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer and Director	June 21, 2007
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 21, 2007
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer	June 21, 2007
and Director
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 21, 2007
(Principal Financial and
Accounting Officer)

/s/ Albert J. Matter	Director, Chairman of the Board	June 21, 2007

/s/ Donald E. Ranta	Director	June 21, 2007

/s/ Christopher E. Herald	Director	June 21, 2007

/s/ Richard W. Hughes	Director	June 21, 2007

/s/ Rohan Hazelton	Director	June 21, 2007

/s/ Donald W. Gentry	Director	June 21, 2007