Form 10KSB/A
period 2007-03-31
GRYPHON GOLD CORP
filed 2007-06-22
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
 (Amendment No.1)

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

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Common Shares outstanding as of June 19, 2007: 47,491,395

Explanatory Note

The Registrant hereby amends its annual report  on Form 10-KSB as filed with the SEC on June 21, 2007 to correct an inadvertent error on the signature page. Outside of this correction, this amendment does not otherwise amend, alter, or add to the previously filed Form 10-KSB.

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

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer:
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter
10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
14.1(2)	Code of Business Conduct and Ethics
16.1(2)	Letter on Change of Certifying Accountant
21.1(5)	Table of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.3(6)	Consent of Mr. Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, CO
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed on Form SB-2 on August 17, 2005
(2) Previously filed on Form SB-2 on October 6, 2005
(3) Previously filed on Form SB-2 on October 27, 2005
(4) Previously filed on Form SB-2 on November 9, 2005
(5) Previously filed on Form 10-KSB on June 30, 2006
(6) Previously filed on Form 10-KSB on June 21, 2007

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