Form 10QSB/A
period 2006-12-31
GRYPHON GOLD CORP
filed 2007-07-23
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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

Yes ___   No    X

Explanatory Note

The Registrant herby amends this Quarterly Report on Form 10-QSB as initially filed with the Securities and Exchange Commission on February 14, 2007 to clarify and expand management's discussion on disclosure controls and procedures. No other changes, amendments, or addition have been made.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and determined that we had a deficiency in monitoring and evaluating independent engineering reports. This deficiency resulted in an error in reporting mineral property resources during the third calendar quarter of 2006. These errors were discovered during an internal audit of the resource calculations. Based on the evaluation, the Company implemented additional disclosure and monitoring procedures as detailed below, to ensure quality assurance and to internally audit resource and other reports of outside consultants. After implementation of the new policy, and as of the end of the period covered by this report our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective and that our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer believe that as the end of the period covered by this report, the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The specific changes in disclosure and monitoring procedures for quality assurance of outside consultants reports for the calculation and presentation of resource or reserve estimates are as follows:

1)     The Company has established a requirement that any external consulting firm retained to complete reserve or resource estimates must have two or more senior geologists within the consulting firm to review the data and calculations before the estimates are released to the Company.

2)     The Company has formed an internal committee of senior geologists to review the work of any outside consulting firm regarding resource estimates for acceptable methodology of calculation, the implementation of reasonable geologic controls, and a review and discussion of the overall calculation and summarization for reasonableness.  The committee is composed of Dr. Roger Steininger, consultant to the Company, Steve Craig, Vice President of Exploration and Dave Harvey, Vice President Borealis Exploration.  This committee is required to report and discuss their findings directly to the Chief Executive Officer and the Chief Financial Officer.   The Chief Executive Officer and Chief Financial Officer will not authorize the public release of the resource or reserve information unless the findings of the committee are unanimous in their endorsement of the resource or reserve calculation and presentation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2006.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003

3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005

3.3(1)	Bylaws of Gryphon Gold Corporation

3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003

3.5(1)	Bylaws of Borealis Mining Company

4.1(4)	Specimen Common Stock certificate

4.2(3)	Form of Warrant Indenture

4.3(4)	Form of Underwriters’ Compensation Options

10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended

10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company

10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)

10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation

10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003

10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005

10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.

10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office

10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC

10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon

10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker

10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar

10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta

10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan

10.17(4)	Form of Escrow Agreement

10.18(2)	Form of Lock Up Agreement — Shareholders

10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors

10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)

14.1(2)	Code of Business Conduct and Ethics

16.1(2)	Letter on Change of Certifying Accountant

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(2)	Risk Factors and Uncertainties

(1)   Previously filed on Form SB-2 on August 17, 2005.

(2)   Previously filed on Form SB-2 on October 6, 2005.

(3)   Previously filed on Form SB-2 on October 27, 2005.

(4)   Previously filed on Form SB-2 on November 9, 2005.

(5)   Previously filed on Form 10-QSB on February 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ Anthony D.J. Ker
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date:	July 20, 2007

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date:	July 20, 2007