Form 10QSB
period 2007-06-30
GRYPHON GOLD CORP
filed 2007-08-15
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Issuer's Telephone Number: (604) 261-2229

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

Yes                     No     X

                As of August 2, 2007, there were 52,521,395 shares of common stock outstanding.

                Transitional Small Business Disclosure Format (check one)

Yes                 No     X

GRYPHON GOLD CORPORATION

June 30, 2007

i

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)

(Unaudited)

	As at June 30,	As at March 31,
	2007	2007
	$	$

ASSETS
Current
Cash	4,982,886	7,150,154
Accounts receivable	87,252	65,483
Prepaid expenses	237,413	129,065
Total current assets	5,307,551	7,344,702
Deferred acquisition costs [note 12[a]]	103,813	—
Reclamation deposit [note 8]	144,459	134,759
Equipment [note 3]	163,345	153,362
Mineral property costs [note 4]	1,920,371	1,920,371
	7,639,539	9,553,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	807,684	786,565
Current portion of capital lease [note 10]	44,532	32,977
Total current liabilities	852,216	819,542

Capital lease [note 10]	—	17,308

Commitments and contingencies [notes 8 & 9]

Stockholders' equity
Common stock	47,522	47,298
Additional paid-in capital	26,947,176	26,649,868
Deficit accumulated during the exploration stage	(20,207,375)	(17,980,822)
Total stockholders' equity	6,787,323	8,716,344
	7,639,539	9,553,194

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. dollars)

(Unaudited)

	Three months ended	Period from April 24, 2003 (inception) to June 30, 2007 $
	June 30, 2007 $	June 30, 2006 $
Exploration [note 5]	1,478,472	1,253,515	11,406,579
Management salaries and consulting fees [note 6[a][c][d]]	438,363	408,593	5,681,515
General and administrative	242,861	241,042	1,817,389
Legal and audit	71,297	77,366	1,031,784
Travel and accommodation	52,652	119,677	742,222
Depreciation	13,847	11,544	99,277
Loss on disposal of equipment	—	—	19,722
Foreign exchange (gain) loss	3,200	(19,176)	(14,613)
Interest income	(74,139)	(92,427)	(576,500)
Net and comprehensive loss for the period	(2,226,553)	(2,000,134)	(20,207,375)

Basic and diluted loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	47,485,585	40,388,180

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

(Stated in U.S. dollars)

(Unaudited)

	Common stock
	Shares #	Amount $	Additional paid-in capital $	Deficit accumulated during the exploration stage $	Total $

Balance, inception April 24, 2003
Shares issued:
For private placements	33,197,370	33,197	16,765,307	—	16,798,504
Share issue costs	—	—	(645,048)	—	(645,048)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents' warrants issued on private placements [note 6[b]]	—	—	156,740	—	156,740
Fair value of underwriters' compensation warrants on IPO [note 6[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted to consultants [note 6[c]]	—	—	49,558	—	49,558
Net loss for the year	—	—	—	(9,243,681)	(9,243,681)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	5,129,000	5,129	3,966,518	—	3,971,647
Share issue costs	—	—	(95,505)	—	(95,505)
Fair value of agents' warrants issued on private placements [note 6[b]]	—	—	11,397	—	11,397
Fair value of options granted [note 6[c]]	—	—	1,314,961	—	1,314,961
Fair value of stock granted [note 6[d]]	108,000	108	151,138	—	151,246
Exercise of warrants	1,658,275	1,658	1,548,894	—	1,550,552
Exercise of options	107,500	108	83,066	—	83,174
Net loss for the period	—	—	—	(8,737,141)	(8,737,141)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Fair value of options granted [note 6[c]]	—	—	108,795	—	108,795
Fair value of stock granted [note 6[a][ d]]	93,750	94	104,143	—	104,237
Exercise of warrants	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(2,226,553)	(2,226,553)
Balance, June 30, 2007	47,521,395	47,522	26,947,176	(20,207,375)	6,787,323

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. dollars)

(Unaudited)

	Three months ended
	June 30, 2007 $	June 30, 2006 $	Period from April 24, 2003 (inception) to June 30, 2007 $

OPERATING ACTIVITIES
Net loss for the period	(2,226,553)	(2,000,134)	(20,207,375)
Items not involving cash:
Depreciation	13,847	11,544	99,277
Loss on disposal of equipment	—	—	19,722
Fair value of options, warrants and other non-cash compensation	213,032	32,113	2,033,174
Changes in non-cash working capital items:
Amounts receivable	(21,769)	(24,178)	(87,252)
Accounts payable and accrued liabilities	21,119	(552,828)	807,684
Prepaid expenses	(108,348)	22,998	(237,413)
Cash used in operating activities	(2,108,672)	(2,510,485)	(17,572,184)

INVESTING ACTIVITIES
Reclamation deposit	(9,700)	—	(144,459)
Purchase of equipment	(23,830)	(14,355)	(218,098)
Deferred acquisition costs	(103,813)	—	(103,813)
Proceeds from sale of equipment	—	—	3,950
Mineral property expenditures	—	(21,499)	(1,920,371)
Cash used by investing activities	(137,343)	(35,854)	(2,382,791)

FINANCING ACTIVITIES
Capital lease principal payments	(5,753)	(2,415)	(23,665)
Cash received for shares	84,500	686,419	27,251,637
Share issue costs	—	(3,533)	(2,679,236)
Subscription receivables collected	—	—	389,125
Cash provided by financing activities	78,747	680,471	24,937,861

(Decrease) increase in cash during the period	(2,167,268)	(1,865,868)	4,982,886
Cash, beginning of period	7,150,154	9,390,925	—
Cash and cash equivalents, end of period	4,982,886	7,525,057	4,982,886

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

2. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company's audited consolidated financial statements as at and for the year ended March 31, 2007 (the "Annual Financial Statements''). Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Effective April 1, 2007, the Company adopted FIN 48 which did not have a material impact on the Company's interim unaudited consolidated financial statements.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

3. EQUIPMENT

	June 30, 2007
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	175,687	54,765	120,922
Trucks under capital lease	71,319	28,896	42,423
Total	247,006	83,661	163,345

	March 31, 2007
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	151,857	46,601	105,256
Trucks under capital lease	71,319	23,213	48,106
Total	223,176	69,814	153,362

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

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Expenditures during the period	—
Mineral property costs, June 30, 2007	1,920,371

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

5. EXPLORATION

	Three months ended June 30, 2007 $	Three months ended June 30, 2006 $	Period from April 24, 2003 (inception) to June 30, 2007 $
NEVADA, USA
Borealis property
Exploration:
Drilling	995,147	567,502	5,589,085
Geologic and assay	300,291	216,503	1,524,230
Property maintenance	132,953	207,129	2,101,925
Project management	35,245	129,584	1,179,445
Metallurgy	14,836	17,934	268,554
Engineering	—	114,863	743,340
Total exploration	1,478,472	1,253,515	11,406,579

6. CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended June 30, 2007, the company issued 30,000 common shares to a consultant acting as financial advisor to the company in certain transactions.  The issuance is based on the consulting agreement, which allows 7,500 common shares to be issuable monthly for the term of the consulting agreement.  The company charged to expense $25,111 in the quarter attributable to the fair value to the common shares.

As at August 3, 2007, the company has 52,521,395 common shares issued and outstanding, which includes common shares, issued on the closing of the private placement announced July 13, 2007 (Note 11[b]. ‘Subsequent Events').

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont'd.)

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents' compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents' compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters' compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents' compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for: Private placements – Series D	64,500	—
Private placements – Series E	5,000,000
Agents' compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Exercised	(130,000)	—
Expired	(64,500)	—
Warrants outstanding, June 30, 2007	5,226,058	303,237

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2007:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#

141,008	0.6	$0.65	January 28, 2008
85,050	0.6	Cdn$0.90	February 9, 2008
5,000,000	1.6	Cdn$1.10*	February 9, 2009
5,226,058	1.5	$1.04**

* The warrants are exercisable through February 8, 2008  at Cdn$1.10 and exercisable at Cdn$1.35 per unit thereafter until expiry.

** Based on the June 30, 2007 exchange rate of Cdn$1.0654 equals US$1.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6. CAPITAL STOCK (cont'd.)

The fair value of agents' and underwriters' warrants issued during 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions: a risk-free interest rate of 3.38% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 53% to 70% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

[c]

Stock options:

 On May 11, 2007, two employees were granted a total 60,000 stock options.  The options vest over the next 18 months and are exercisable for 5 years at a price of Cdn$0.95 per share.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company's total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5.5%.  Estimate of forfeitures is reviewed on a quarterly basis.  Stock-based compensation is expensed on a straight-line basis over the requisite service period.

For the three months ended June 30, 2007, the Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006
Management salaries	162,198	10,113
Consulting fees	25,723	14,260
Total stock-based compensation	187,921	24,373

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.     CAPITAL STOCK (cont'd.)

Stock option activity

The following table summarizes the Company's stock option activity for the three months ended June 30, 2007:

	Number of Stock Options	Weighted Average exercise price*
Outstanding, beginning of year	5,282,500	$0.91
Granted	60,000	$0.89
Exercised	—	—
Forfeited	(590,000)	$0.95
Total outstanding at period end	4,752,500	$0.98
Vested and exercisable at period end	4,237,500	$0.96

* Based on the June 30, 2007 exchange rate of Cdn$1.0654 equals US$1.

   The following table summarizes information about stock options outstanding as at June 30, 2007:

Stock Options Outstanding and Exercisable
Stock Options Outstanding	Average Remaining Life (Years)	Stock Options Exercisable	Average Remaining Life of Exercisable (Years)	Exercise price
1,912,500	2.8	1,912,500	2.8	$0.75
115,000	3.3	100,000	3.3	Cdn$0.85
90,000	3.5	54,000	3.5	Cdn$1.15
50,000	3.5	50,000	3.5	Cdn$1.25
190,000	3.8	121,000	3.8	Cdn$1.37
1,490,000	4.8	1,490,000	4.8	Cdn$1.37
30,000	4.9	22,500	4.9	Cdn$1.60
80,000	4.1	80,000	4.1	Cdn$1.29
50,000	4.3	50,000	4.3	Cdn$1.34
240,000	4.5	120,000	4.5	Cdn$0.81
20,000	4.6	10,000	4.6	Cdn$0.88
425,000	4.7	212,500	4.7	Cdn$0.80
60,000	4.9	15,000	4.9	Cdn$0.95
4,752,500		4,237,500		$0.98*

* Weighted average exercise price, based on the June 30, 2007 exchange rate of Cdn$1.0654 equals US$1.

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

6.     CAPITAL STOCK (cont'd.)

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2008	2007

Dividend yield	0%	0%
Expected volatility	55%	55%
Risk free interest rate	4.62%	4.54% - 5.21%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term which is a term equal to the estimated life of the option.  Dividend yield is based on the stock option's exercise price and expected annual dividend rate at the time of grant.  Volatility is derived by measuring the average share price fluctuation of three publicly listed companies that operate in the same industry.  The period of historical volatility is the same period as the expected life of the option being 3 years.

The Black-Scholes option-pricing model used by the Company to calculate option values was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.  Options pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Changes in these assumptions can materially affect the fair value estimate and therefore it is management's view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company's equity instruments.

[d]

Restricted stock units:

On May 11, 2007, the Board of Directors approved the grant of 10,000 restricted stock units (‘RSU') to an employee of the company.  The RSU's will vest over 18 months from the date of grant and once vested will entitle the grantee to 10,000 common shares in the Company.

The following table summarizes information about restricted stock units outstanding as at June 30, 2007:

	RSU's Granted	RSU's Vested	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—
Issued April 18, 2006	8,000	8,000	Cdn$1.63
Issued December 12, 2006	15,000	7,500	Cdn$0.84
Issued January 10, 2007	650,000	156,250	Cdn$0.82
Issued May 11, 2007	10,000	—	Cdn$0.92
Outstanding at June 30, 2007	683,000	171,750	$0.71*

 * Based on the June 30, 2007 exchange rate of Cdn$1.0654 equals US$1.

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

During the three months ended June 30, 2007, the Company paid consulting fees to a non-independent director in the amount of $15,982 [June 30, 2006 - $75,236] for services rendered on the exploration of the Borealis property.

8. RECLAMATION DEPOSIT

During the three months ended June 30, 2007, the Company increased the amount of their performance bond from $113,759 to $123,459 by purchasing a further performance bond in the amount of $9,700 from an insurance company.  The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service.  The Company also holds a deposit with the Bureau of Land Management (“BLM”) for $21,000 (March 31, 2007 - $21,000), which supports its potential future obligations for reclamation during the Company's exploration activities within the BLM area. For the three months ended June 30, 2007, the Company maintained a reclamation liability of $5,600 (June 30, 2006 – $7,000) representing future obligations related to its drilling activities completed to June 30, 2007.

9. COMMITMENTS & CONTINGENCIES

[a]

A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,094, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining related activity continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

 [b]

The Company rents office space in Vancouver, BC for a 3 year term. The following are rental lease commitments in relation to the office lease:

$

2008	37,961
2009	15,817

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. dollars)
(Unaudited)

10. CAPITAL LEASE

The Company leases two trucks that are both accounted for as capital leases, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated.  The actual combined lease payments are $2,371 per month with a residual payment of $12,000 due October 2007 and $13,854 due May 2008.

The present value of required payments during each fiscal year:

$

2008	27,224
2009	17,308

11. SUBSEQUENT EVENTS

[a]

On July 6, 2007, the Company announced the execution of a definitive purchase agreement to acquire Nevada Eagle Resources LLC (“Nevada Eagle”).  Nevada Eagle holds interests in 54 gold properties located in the United States, predominately in the state of Nevada.  Under the purchase agreement, the Company has agreed to pay Nevada Eagle shareholders, at closing, $2.5 million in cash, 4.5 million restricted shares of Gryphon Gold common stock and a $5.0 million 5% per annum interest bearing convertible note maturing March 30, 2010 with interest payable semi-annually, convertible into common shares of Gryphon Gold at $1.00 during the first 12 months, $1.25 during the next 12 months; $1.50 thereafter and $1.75 if converted on March 30, 2010. The closing of this transaction is scheduled for approximately September 15, 2007, and is subject to customary closing conditions, including regulatory approval, third-party consents, accuracy of representations and warranties, satisfaction or covenants and other closing conditions.  The Company has incurred $103,813 related to deferred acquisitions costs.

[b]

On August 3, 2007, the Company completed a private placement of 5,000,000 units at Cdn$0.80 for gross proceeds of C$4,000,000.  Each unit consisted of one common share and one series G warrant.  Each series G warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  Cash compensation of C$152,040 and 265,050 compensation warrants (series H) were issued to agents and are exercisable at a price of Cdn$0.83 per share and expire 9 months after closing. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The proceeds will be used to continue exploration and development of the Borealis gold property.

Item 2.   Management's Discussion and Analysis.

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

      In July 2003, we initially acquired from Golden Phoenix Minerals, Inc. (“Golden Phoenix”) an option to earn a 70% joint venture interest in the Borealis Property by incurring qualified development expenditures. On January 28, 2005, we acquired the remaining interest held by Golden Phoenix in the Borealis Property for $1,400,000. Our subsidiary, Borealis Mining, paid to Golden Phoenix $400,000 upon closing of the purchase on January 28, 2005, with four additional quarterly payments of $250,000 due to Golden Phoenix. On January 24, 2006, with a final payment of $250,000, Borealis Mining completed all of its financial requirements with respect to our acquisition of the interest held by Golden Phoenix.

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

A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $9,094, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The terms of the mining lease and royalty are described below under the heading “Borealis Property”. We have also entered into lease arrangements for offices in Vancouver, British Columbia and Hawthorne, Nevada and recently we terminated our office lease in Lakewood, Colorado.

On June 26, 2006, we announced that the USDA Forest Service and the Nevada Bureau of Mining Regulation and Reclamation have both approved the Plan of Operations and Reclamation Plan, allowing Gryphon Gold to proceed with the development of a heap leach mine at the Borealis Gold Project. These approvals, combined with the previously approved operating permits from the State of Nevada, represented the key regulatory approvals required to place the Borealis gold mineralization into production.

On November 30, 2006, our board of directors concluded that we would not proceed with construction and production financing of the Borealis heap leach mine.  The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations.  The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006.  The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment.  In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer Mr. Allen Gordon and our Vice President of Borealis Project Development Mr. Matt Bender,.  Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada.  As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti, commenced working on a part-time basis.  Under this agreement, his time spent in the office was reduced by 50% along with his salary.

On January 11, 2007, we announced the results of the revised CIM compliant resource estimate in accordance with NI 43-101 which had been compiled by Mr. Alan C. Noble, P.E. of Ore Reserves Engineering.  The results of the report were independently reviewed by AMEC to insure the methodology and assumptions used in the calculations were consistent with industry standards.  The resource estimate includes the results of exploration drilling through February 28, 2006.  The measured, indicated and inferred gold resource reported in January 2007 was:

Date	Measured*			Indicated*			Inferred*
	Tons	Grade	Ozs of	Tons	Grade	Ozs of	Tons	Grade	Ozs of Gold
	(000's)	opt	Gold	(000's)	opt	Gold	(000's)	opt
January, 11, 2007	16,360	0.031	503,700	24,879	0.029	709,800	30,973	0.020	609,200

The updated report confirmed a total gold resource (measured, indicated and inferred) of 1,822,700 ounces contained in the Borealis property.

*Cautionary Note to investors concerning estimates of Measured, Indicated and Inferred Mineral Resources:  We report mineralized material under two separate standards to meet the requirements for reporting in both the U.S. and Canada.  U.S. reporting requirements for disclosure of mineral properties are governed by the United States Securities and Exchange Commission (SEC) Industry Guide 7.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101, commonly referred to as NI 43-101.  Canadian and United States standards are substantially different, and none of our property has any probable or proven reserves under either Canadian or United States standards.  The table above uses the terms “measured,” “indicated” and “inferred” in reference to “resources.”  We advise investors that while these terms are recognized and required by Canadian regulations, the SEC does not recognize them.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  Investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable.  In the United States, an issuer is not generally permitted to disclose mineralization unless such mineralization satisfies the definitional requirements of proven or probable mineral reserve in accordance with SEC Industry Guide 7, which defines mineral reserve as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made.  Accordingly, information contained in this Form 10-QSB containing descriptions of our mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.  Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

We expect to report a CIM compliant resource estimate in accordance with NI 43-101 by the quarter ending September 30, 2007.  This report will include the effect of drill results from March 2006 through to July 2007.

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

On January 17, 2007, we announced a 72-hole, $4.5 million drilling and exploration program focused on the expansion of the Graben deposit and Borealis exploration drilling.  The program consists of a series of Graben deposit expansion drilling and extension drilling north of the successful G3 – G13 fence of holes.  The drilling of the Graben deposit will alternate with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

During fiscal 2007, we completed the following private placements:

1)

On June 10, 2006, we completed private placements to an officer and employee of 129,000 units for gross proceeds of Cdn$174,150. The units were sold at a price of Cdn$1.35 each and consist of one common share and one-half of one purchase warrant exercisable at Cdn$1.82 per share.  The warrants expired on June 10, 2007.

2)

On February 9, 2007 we completed a private placement of 5.0 million units at a price of Cdn$0.90 per unit for gross proceeds of Cdn$4.5 million.  Each unit consisted of one common share and one full purchase warrant.  The two year warrants are exercisable at a price of Cdn$1.10 if exercised within twelve months of the closing and at a price of Cdn$1.35 if exercised after the First Anniversary but prior to expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$77,175 and issued compensation options to acquire 85,050 common shares (at a price of Cdn$0.90 per share for a period of 12 months from closing) in respect of the 1.225 million units placed by them. The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. The Company granted registration rights to the investors in this private placement and accordingly filed with the SEC on June 7, 2007 (amended July 23, 2007), a registration statement under the Securities Act.  The Company will use commercially reasonable efforts to cause the registration statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

For the fiscal year ended March 31, 2007, our exploration work focused on extension and definition drilling and the broadening of district exploration and we expended $4.8 million (fiscal year ended March 31, 2006 $3.6 million) on exploration of the Borealis property.

Michael Longinotti our Chief Financial Officer resumed full-time employment after 7 months of part-time status, his salary which was reduced by 50% December 1, 2006 was reinstituted to 100% as of July 1, 2007.

Events subsequent to June 30, 2007

On July 4, 2007, we entered into a membership interest purchase agreement (the "Purchase Agreement") with Gerald W. Baughman and Fabiola Baughman, as sellers ("Sellers"), and Nevada Eagle Resources LLC, a Nevada limited liability company ("Nevada Eagle"), under which Gryphon agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle Resources (the "Acquisition"). Under the terms of the Purchase Agreement, Gryphon will acquire Nevada Eagle from the Sellers for the following consideration, payable on the closing date of the acquisition (the "Closing Date"):

(a)     $2,500,000 in cash;

(b)     four million five hundred thousand (4,500,000) shares of common stock of Gryphon ("Common Shares"); and

(c)     a 5% convertible note in the principal amount of $5,000,000 (the "Convertible Note").

The Convertible Note, due March 30, 2010, will bear interest at the annual rate of 5% and is convertible at the option of the holder into Common Shares at an initial conversion price of $1.00 per share during first the twelve month period following the Closing Date, $1.25 per share during the second twelve month period following the Closing Date, $1.50 per share thereafter and $1.75 per share if converted on March 10, 2007. The interest payments are due on a semi-annual basis beginning on January 1, 2008. In addition to the purchase consideration, the Sellers will be entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties from January 1, 2007 through midnight on December 31, 2007.

In addition, we will grant the Sellers registration rights under which we agreed to file (within the later of (i) 90 days of the Closing Date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date) a resale registration statement to register the Common Shares issuable at Closing and issuable upon exercise of the Convertible Note under the Securities Act of 1933, as amended.

Under the terms of the Purchase Agreement, the closing of the acquisition is scheduled to occur on or before September, 15, 2007, and is subject to closing conditions, including:

(a)     accuracy of representations and warranties;

(b)     performance and compliance with, in all material respects, the agreements, covenants and obligations set forth in the Purchase Agreement;

(c)     material consents, approvals and actions of, filings with and notices to governmental and regulatory authorities;

(d)     receipt of certain consents (or in lieu thereof waivers) of third parties;

(e)     the sellers execution of a Lock-up Agreement under which the Sellers agree that for a period of three months following the Closing Date not to sell Common Shares issued or issuable under the Purchase Agreement and Convertible Note and, thereafter, to limit the sale of such Common Shares to 20% of the aggregate Common Shares issued under the Purchase Agreement and Convertible Note each quarter (with unsold Common Shares aggregating each quarter thereafter);

(f)     Mr. Baughman entering into an Employment Agreement for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development; and

(g)     the sellers entering into a Non-Competition Agreement.

Under the terms of the Non-Competition Agreement, Sellers will agree not to compete with Gryphon for the latter of (i) twelve (12) months following the Closing Date (the "Restricted Period"), or (ii) twelve (12) months following the termination of our employment of Gerald Baughman. The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by Gryphon or Gerald Baughman during the course of his employment by us, in any manner or capacity. "Area of Interest" is defined as any property owned by the Company, Nevada Eagle, our Affiliates or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by us, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

We anticipate closing the acquisition during the quarter ending September 30, 2007, assuming satisfaction of the conditions to closing.  Upon completion of the Acquisition, Nevada Eagle will become a wholly-owned subsidiary of Gryphon.

On August 3, 2007, we completed a private placement of 5,000,000 units at Cdn$0.80 for gross proceeds of approximately Cdn$4,000,000.  Each unit consisted of one common share and one series G warrant.  Each series G warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$152,040 and issued compensation options to acquire 265,050 common shares (at a price of Cdn$0.83 per share for a period of 9 months from closing) in respect of the 2,715,000 million units placed by them. We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

Fiscal 2008 Plan

During fiscal 2008, we plan to continue extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

     The following activities are planned for the duration of fiscal 2008:

•       Continue the Graben deposit drilling extension and expansion program, a series of in-fill drilling and  step-out holes along the northern extension of the Graben trend.

•      Continue exploration drilling at both the Central Pediment and Western Pediment, which are northwest of the Graben sulphide deposit.  Drilling will be guided by the results of the geological and geophysical exploration model.

•       Closing the acquisition of Nevada Eagle Resources.

•       Commence detailed review of properties acquired through Nevada Eagle Resources acquisition and compile exploration and development schedule.

Management's Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Unaudited Interim Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of the financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

      We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined in Exhibit 99.1 titled “Risk Factors and Uncertainties” contained in our Form 10-KSB filed on June 22, 2007, which Exhibit is hereby incorporated by reference.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Prior to March 31, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  The Company's total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5.5%.  Estimation of forfeitures will be reviewed on a quarterly basis.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period.  Currently, the Company has a reclamation liability of $5,600 which is disclosed further in Note 8 of the financial statements.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, the application of this Statement will change current practice, effective December 1, 2007.  The adoption of SFAS 157 will not have a material impact on the Company's consolidated financial statements.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

For the three months ended June 30, 2007, we had a net loss of $2,226,553 or $0.05 per share compared to a net loss of $2,000,134 or $0.05 per share in the same period in the prior year, as spending on our exploration activities increased significantly.

Exploration expenses during the quarter ended June 30, 2007 were $1,478,472 or 64% of our total expenses compared to $1,253,515 or 60% of total expenses in the prior year. The increase in spending was all related to continuation of permitting, resource calculations and the drilling program on our Borealis property initiated in January 2007.  During the quarter, we drilled a total of 16 reverse circulation holes (totaling 18,890 feet) on the Borealis property, compared to 20 holes (totaling 14,500 feet) drilled during the prior year's comparable quarter.

Management salaries and consulting fees in the quarter ended June 30, 2007 were $438,363 compared to $408,593 incurred in the quarter ended June 30, 2006, including non-cash stock based compensation expense of $187,921 compared to $24,373 recognized in the prior year's comparable quarter.  Salary costs decreased from prior years due to closing the Lakewood, Colorado office in December 2006 and terminating all staff from our Colorado office with the exception of our Vice President of Exploration who relocated to Hawthorne, Nevada.  Consulting fees during the quarter increased due to greater spending on investor relations and related activities that offset the decrease in salaries.  Legal and audit fees for the period were $71,297, which are comparable to the prior years quarter ended June 30, 2006 of $77,366.  Travel and accommodation during the quarter ended June 30, 2007 was $52,652, compared to $119,677 expended on travel in the prior year's comparable quarter.  The decrease in travel and entertainment is mainly due to the company hosting a property site visit for analysts and media during the quarter ended June 30, 2006.  General and administrative expenses totaled $242,861, which is consistent with the prior year's comparable quarter expense of $241,042.  Increased investor relations activities and the hiring of a part-time administration employee at our Hawthorne office offset the expense reduction related to closing our Lakewood office.  Interest income earned on cash deposits was $74,139 for the quarter ended June 30, 2007, compared to $92,427 in the prior year quarter due to reduced cash balances held on average through the current quarter versus the prior year's comparable quarter.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

At June 30, 2007, we had working capital of $4,455,335.  Current assets consisted of $4,982,886 in cash, $87,252 in accounts receivable and $237,413 in prepaid expenses.  Prepaid expenses include claim maintenance fees totaling $94,000 that are due September 1, 2007 related to the Borealis property.  We had $852,216 in current liabilities at June 30, 2007, consisting of $807,684 in accounts payable and accrued liabilities and $44,532 related to the current portion of capital leases.

During the quarter ended June 30, 2007, we used cash in operating activities of $2,108,672, which included our net loss during the quarter of $2,226,553, off-set by depreciation of $13,847, non-cash compensation of $213,032 and changes in non-cash working capital of $21,769 increase for accounts receivable, $21,119 decrease for accounts payable and $108,348 increase for pre-paid expenses.  We used cash in investing activities of $137,343, including $9,700 for reclamation deposits, $23,830 for equipment purchases and $103,813 in deferred acquisition costs.  Financing activities provided cash of $78,747, which included $84,500 from the issuance of shares in connection with the exercise of warrants, off-set by capital lease principal payments of $5,753.  Cash decreased during the period by $2,167,268 to $4,982,886 as at June 30, 2007.

Under the terms of the acquisition agreement for Nevada Eagle Resources a cash payment of $2,500,000 is required at closing.  Refer to the section ‘Contractual Obligations' under this document for a full description of the acquisition commitment.

On August 3, 2007, we completed a private placement of 5,000,000 units at Cdn$0.80 for net proceeds of approximately Cdn$3.82 million.  Each unit consisted of one common share and one series G warrant.  Each series G warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share in year one and Cdn$1.25 per share in year two until expiry.  Compensation warrants (series H) of 265,050 were issued to agents and are exercisable until May 2, 2008 at a price of Cdn$0.83 per share. We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  With the receipt of these funds we believe we have sufficient working capital to fund our drilling program, costs related to lease and claim maintenance fees and general and administrative expenses for the next 12 months.

Updated share capital as of August 2, 2007:

Basic Common Stock Issued and Outstanding	52,521,395
Warrants, Options and other Convertible Securities	15,829,858
Fully Diluted Common Stock	68,351,253

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

     As of June 30, 2007, we had the following non-cancelable contractual obligations:

	Payments Due by Period(3)

	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligation (1)	$53,778	$37,961	$15,817	$0	$0
Capital Lease obligations (2)	44,532	44,532	0	0	0

Total	$98,310	$82,493	$15,817	$0	$0

(1)      Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $3,163 per month, based on the June 30, 2007 exchange rate of Cdn$1.0654 equals US$1.

(2)      The capitalized leases are for the purchase of two trucks.

(3)      The table does not include employment contracts with certain executive management which are described in our 10K-SB filed June 22, 2007 under the section heading “Executive Compensation”.

Under the terms of the Purchase Agreement we entered into with Gerald W. Baughman and Fabiola Baughman, as sellers, and Nevada Eagle, we agreed to acquire Nevada Eagle from the Baughman's for the following consideration, payable on the closing date of the acquisition:

(a)     $2,500,000 in cash;

(b)     four million five hundred thousand (4,500,000) shares of our common stock; and

(c)     a 5% convertible note in the principal amount of $5,000,000.

The Convertible Note, due March 30, 2010, will bear interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the Closing Date, $1.25 per share during the second twelve month period following the Closing Date, $1.50 per share thereafter and $1.75 per share if converted on March 10, 2007. The interest payments are due on a semi-annual basis beginning on January 1, 2008. In addition to the purchase consideration, the Sellers will be entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties from January 1, 2007 through midnight on December 31, 2007.

In addition, we will grant the Sellers registration rights under which we agreed to file (within the later of (i) 90 days of the Closing Date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date) a resale registration statement to register the common shares issuable at Closing and issuable upon exercise of the Convertible Note under the Securities Act of 1933, as amended.  We also agreed to enter into an Employment Agreement with Mr. Baughman for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development.  Closing of the acquisition is subject to customary closing conditions, including regulatory approval.

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

Item 3. Controls and Procedures

Disclosure controls and procedure: We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and determined that we had a deficiency in monitoring and evaluating independent engineering reports.  This deficiency resulted in an error in reporting mineral property resources during the third calendar quarter of 2006.  These errors were discovered during an internal audit of the resource calculations. Based on the evaluation, we implemented additional disclosure and monitoring procedures to ensure quality assurance and to internally audit resource and other reports of outside consultants, namely:

1)   We has established a requirement that any external consulting firm retained to complete reserve or resource estimates must have two or more senior geologists within the consulting firm to review the data and calculations before the estimates are released.

2)   We formed an internal committee of senior geologists to review the work of any outside consulting firm regarding resource estimates for acceptable methodology of calculation, the implementation of reasonable geologic controls, and a review and discussion of the overall calculation and summarization for reasonableness.  The committee is composed of Dr. Roger Steininger, consultant to the Company, Steve Craig, Vice President of Exploration and Dave Harvey, Vice President Borealis Exploration.  This committee is required to report and discuss their findings directly to the Chief Executive Officer and the Chief Financial Officer.   The Chief Executive Officer and Chief Financial Officer will not authorize the public release of the resource or reserve information unless the findings of the committee are unanimous in their endorsement of the resource or reserve calculation and presentation.

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

Changes in internal control: As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company's most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risks Factors.

Refer to Exhibit 99.1

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we offered and sold the following securities pursuant to exemption undet the Securities Act of 1933, as amended.

On May 11, 2007, the Board of Directors approved the grant of 60,000 stock options to two employees.  The options vest over the next 18 months and are exercisable for 5 years at a price of Cdn$0.95 per share.  The Board of Directors also approved the grant of 10,000 restricted stock units (‘RSU') to an employee of the company.  The RSU's will vest over 18 months from the date of grant and once vested will entitle the grantee to 10,000 common shares in the Company.  The stock options and RSU's were registered under the Form S-8 filed by the Company on October 11, 2006.

During the quarter ended June 30, 2007, we issued 130,000 shares of common stock pursuant to the exercise of warrants for proceeds of $84,500 to non-U.S. persons outside the United States in off-shore transactions in reliance upon the exclusion from registration available under Rule 903 of Regulation S under the Securities Act of 1933.

Subsequent to June 30, 2007, on August 3, 2007, we closed the private placement of 5 million units at a price of Cdn$0.80/unit for gross proceeds of Cdn$4.0 million.  Each unit consisted of one common share and one full purchase warrant. The two year warrants will be exercisable at a price of Cdn$1.00 if exercised within twelve months of the closing (the “First Anniversary”) and at a price Cdn$1.25 if exercised after the First Anniversary but prior to expiry. The Company has paid qualified registered dealers cash commissions in the amount of Cdn$152,040 and issued warrants to acquire 265,050 common shares (at a price of Cdn$0.83 for a period of up to 9 months from closing).  The shares, warrants and underlying shares of the private placement were not registered under the Securities Act of 1933 or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares, warrants and underlying securities were placed pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act and by Rule 903 of Regulation S of the Securities Act, such exemptions being available based on information obtained from the investors to the private placement.

For information related to offers and sales of securities prior to June 30, 2007, in unregistered transactions pursuant to exemptions under the Securities Act of 1933, see our reports on Form 10-KSB and Form 10-QSB filed with the Securities and Exchange Commission.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2007.

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

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

Exhibit
Number	Description

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
10.21(5)	Membership Purchase Agreement dated July 4, 2007 related to Nevada Eagle Resources LLC
14.1(2)	Code of Business Conduct and Ethics
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors and Uncertainties

(1)	Previously filed on Form SB-2 on August 17, 2005.
(2)	Previously filed on Form SB-2 on October 6, 2005.
(3)	Previously filed on Form SB-2 on October 27, 2005.
(4)	Previously filed on Form SB-2 on November 9, 2005
(5)	Previously filed on Form 8-K on July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:   /s/ Anthony D.J. Ker

        Anthony D.J. Ker
        Chief Executive Officer
        (On behalf of the registrant and as
        principal executive officer)

Date:  August 14, 2007

By:   /s/ Michael K. Longinotti

      Michael K. Longinotti
      Chief Financial Officer
      (On behalf of the registrant and as
      principal financial and accounting officer)

Date:  August 14, 2007