Form 10QSB
period 2007-09-30
GRYPHON GOLD CORP
filed 2007-11-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Yes                     No     X

                As of November 1, 2007 there were 57,161,395 shares of common stock outstanding.

                Transitional Small Business Disclosure Format (check one)

Yes                 No     X

GRYPHON GOLD CORPORATION
September 30, 2007

INDEX

	Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Consolidated Financial Statements as of	2
	September 30, 2007

	Unaudited Consolidated Balance Sheet as of September 30, 2007
	and Audited Consolidated Balance Sheet as of March 31, 2007	2

	Unaudited Consolidated Statements of Operations for the
	three and six months ended September 30, 2007 and 2006	3

	Unaudited Consolidated Statements of Stockholders’ Equity	4

	Unaudited Consolidated Statements of Cash Flows for the
	three and six months ended September 30, 2007 and 2006	5

	Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Management Discussion and Analysis	15

Item 3.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		27

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at	As at
	September 30	March 31,
	2007	2007
	$	$

ASSETS
Current
Cash	3,927,854	7,150,154
Accounts receivable	57,556	65,483
Prepaid expenses	75,057	129,065
Total current assets	4,060,467	7,344,702
Mineral property costs [note 5]	12,638,290	1,920,371
Equipment [note 4]	156,089	153,362
Other assets [note 9]	258,758	134,759
	17,113,604	9,553,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	1,223,812	786,565
Current portion of capital lease [note 11]	38,615	32,977
Total current liabilities	1,262,427	819,542

Convertible note [note 12]	4,300,726	—
Capital lease [note 11]	—	17,308

Commitments [note 10]

Stockholders’ equity
Common stock	57,143	47,298
Additional paid-in capital	34,201,218	26,649,868
Deficit accumulated during the exploration stage	(22,707,910)	(17,980,822)
Total stockholders’ equity	11,550,451	8,716,344
	17,113,604	9,553,194

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)
(Unaudited)

					Period from
	Three months ended		Six months ended		April 24, 2003
					(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Exploration [note 6]	1,274,926	1,067,703	2,753,398	2,321,218	12,681,505
Management salaries and consulting fees	695,068	482,009	1,133,431	890,602	6,376,583
General and administrative	314,743	240,176	557,605	481,218	2,132,133
Legal and audit	126,560	87,393	197,857	164,759	1,158,344
Travel and accommodation	51,052	65,762	103,704	185,439	793,274
Depreciation	16,390	13,937	30,237	25,482	115,667
Loss on disposal of equipment	6,552	—	6,552	—	26,274
Foreign exchange (gain) loss	12,102	(1,798)	15,302	(20,975)	(2,511)
Interest income	(55,411)	(84,102)	(129,550)	(176,529)	(631,911)
Interest Expense	58,553	—	58,553	—	58,553
Net Loss for the period	(2,500,535)	(1,871,080)	(4,727,088)	(3,871,214)	(22,707,910)

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.09)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	52,673,678	41,154,718	50,093,806	40,435,024

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in U.S. dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance, inception April 24, 2003
Shares issued:
For private placements	33,197,370	33,197	16,765,307	—	16,798,504
Share issue costs	—	—	(645,048)	—	(645,048)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agent’s warrants issued [note 7[b]]	—	—	156,740	—	156,740
Fair value of underwriters’ compensation warrants on IPO [note 7[b]]	—	—	135,100	—	135,100
Exercise of warrants	197,500	198	194,085	—	194,283
Fair value of options granted to consultants [note76[c]]	—	—	49,558	—	49,558

Net loss from inception	—	—	—	(9,243,681)	(9,243,681)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued:
For private placements	5,129,000	5,129	3,966,518	—	3,971,647
Share issue costs	—	—	(95,505)	—	(95,505)
Fair value of agents’ warrants issued on private placements [note 7[b]]	—	—	11,397	—	11,397
Fair value of options granted
[note 7[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants
[note 7[d]]	108,000	108	151,138	—	151,246
Exercise of warrants	1,658,275	1,658	1,548,894	—	1,550,552
Exercise of options	107,500	108	83,066	—	83,174
Net loss for the period	—	—	—	(8,737,141)	(8,737,141)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements	5,000,000	5,000	3,784,197	—	3,789,197
For Mineral Properties	4,500,000	4,500	3,444,918	—	3,449,418
Share issue costs	—	—	(246,414)	—	(246,414)
Fair value of agents’ warrants issued on private placements [note 7[a][b]]	—	—	44,040	—	44,040
Fair value of options granted [note 7[c]]	—	—	137,732	—	137,732
Fair value of vested stock grants [note7[d]]	215,000	215	302,507	—	302,722
Exercise of warrants	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(4,727,088)	(4,727,088)
Balance, Sept 30, 2007	57,142,645	57,143	34,201,218	(22,707,910)	11,550,451

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

					Period from
	Three months ended		Six months ended		April 24, 2003
					(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(2,500,535)	(1,871,080)	(4,727,088)	(3,871,214)	(22,707,910)
Items not involving cash:
Depreciation	16,390	13,937	30,237	25,482	115,667
Fair value of options, warrants and other non-cash compensation	271,462	225,691	484,494	250,064	2,304,634
Non-cash interest expense	28,367	—	28,367	—	28,367
Loss on disposal of equipment	6,552	—	6,552	—	26,274
Changes in non-cash working capital items:
Amounts receivable	29,696	45,527	7,927	21,349	(57,556)
Accounts payable and accrued liabilities	416,128	(55,280)	437,247	(608,108)	1,223,812
Prepaid expenses	162,356	17,655	54,008	40,653	(75,057)
Cash used in operating activities	(1,569,584)	(1,623,550)	(3,678,256)	(4,141,774)	(19,141,769)

INVESTING ACTIVITIES
Reclamation deposit	(45,000)	(52,100)	(54,700)	(52,100)	(189,459)
Purchase of equipment	(16,391)	(3,015)	(40,221)	(17,370)	(234,489)
Nevada Eagle acquisition and related non-compete agreement[note 3]	(2,964,527)	—	(3,068,340)	—	(3,068,340)
Mineral property expenditures[note 5]	(3,710)	(665)	(3,710)	(22,164)	(1,924,081)
Mineral property lease payments received	5,000	—	5,000	—	5,000
Proceeds from sale of equipment	2,314	—	2,314	—	6,264
Cash used by investing activities	(3,022,314)	(55,780)	(3,159,657)	(91,634)	(5,405,105)

FINANCING ACTIVITIES
Capital lease principal payments	(5,917)	(4,466)	(11,670)	(6,881)	(29,581)
Cash received for shares	3,789,197	399,302	3,873,697	1,093,460	31,040,834

Share issue costs	(246,414)	—	(246,414)	(3,533)	(2,925,650)

Subscription receivables collected	—	—	—	—	389,125

Cash provided by financing activities	3,536,866	394,836	3,615,613	1,083,046	28,474,728

Increase (decrease) in cash during the period	(1,050,032)	(1,284,494)	(3,222,300)	(3,150,362)	3,927,854

Cash, beginning of period	4,982,886	7,525,057	7,150,154	9,390,925	—
Cash, end of period	3,927,854	6,240,563	3,927,854	6,240,563	3,927,854

See accompanying notes

1. NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiaries, Borealis Mining Company, Gryphon Nevada Eagle Holding Company and Nevada Eagle Resources LLC (collectively, "the Company"). The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

2. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements, applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company's audited consolidated financial statements as at and for the year ended March 31, 2007 (the "Annual Financial Statements''), expect for the new revenue recognition and intangible asset policies described below related to the Nevada Eagle acquisition (see note 3). Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective April 1, 2007, the Company adopted FIN 48, which did not have a material impact on the Company’s interim unaudited consolidated financial statements.

Revenue recognition
Mineral lease rentals or option payments are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. The leases provide for the receipt of royalty payments upon production of the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.

Intangible Assets
Identifiable intangible assets include a non-competition agreement. The initial measurement of the non-competition agreements is based on the fair value of the consideration paid. The agreement is being amortized on a straight-line basis, over management’s estimated useful like of five years.

3. ACQUISTION OF NEVADA EAGLE RESOUCES LLC

On August 21, 2007 Gryphon Gold Corporation closed the acquisition of Nevada Eagle Resources LLC, a privately held Nevada limited liability company ("Nevada Eagle"), pursuant to a membership interest purchase agreement (the "Purchase Agreement"), dated July 4, 2007, by and between the Company, Gerald W. Baughman and Fabiola Baughman, as sellers ("Sellers"), and Nevada Eagle. Under the Purchase Agreement, the company acquired all of the outstanding limited liability company interests of Nevada Eagle from the Sellers (the "Acquisition") for the following consideration, paid on August 21, 2007 (the "Closing Date"):

(a)

$2,500,000 in cash;

(b)

4,500,000 shares of common stock of the Company (the "Common Shares") valued at $3,449,418; and

(c)

a 5% convertible note in the principal amount of $5,000,000 (the "Convertible Note") with an issue date of August 21, 2007 and a fair value of $3,390,640.

The Convertible Note, due March 30, 2010, bears interest at an annual rate of 5% and is convertible at the option of the holder into common shares of the Registrant at an initial conversion price of $1.00 per share during first the twelve-month period following the Closing Date, $1.25 per share during the second twelve-month period following the Closing Date, $1.50 per share thereafter, and $1.75 per share if converted on March 30, 2010. The interest payments are due on a beginning on January 1, 2008, and payable thereafter on each January 1, and June 1.

In addition to the purchase consideration, the Sellers will be entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the Assets and Properties from January 1, 2007 through midnight on December 31, 2007; however, pursuant to a letter agreement between the Company and the Sellers, dated August 21, 2007, the Sellers’ revenue right does not include revenues generated or arising from any new agreements entered into by the Company regarding the acquired properties (as described below) executed after August 21, 2007.

Gryphon granted the Sellers registration rights under which Gryphon agreed to file, within the later of (i) 90 days of the Closing Date or (ii) any date in which Gryphon is required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date, a resale registration statement under the Securities Act of 1933, as amended ("Securities Act"), to register the Common Shares issuable at Closing and the common shares of the Company issuable upon exercise of the Convertible Note.

Upon completion of the Acquisition, Nevada Eagle became a wholly-owned subsidiary of Gryphon Nevada Eagle Holding Company, a Nevada corporation, which is a wholly-owned subsidiary of the Company. Nevada Eagle has interests in 54 prospective gold properties covering over 70 square miles of gold trends in Nevada. Twenty-four of these properties are in the Walker Lane belt and add to Gryphon’s inventory of volcanogenic hosted gold resources. Seven of the properties are in the Cortez Trend, seven in the Austin-Lovelock Trend, two in the Carlin Trend and the balance are unique situations throughout Nevada with a few in contiguous states. These properties offer Gryphon both production opportunities or royalty income upon production. Twenty-six of the properties are ‘farmed-out’ through lease and option agreements that generate a positive cash flow net of carryings costs. The remaining wholly-owned properties are retained for Gryphon Gold’s own exploration effort or additional future farm outs.

Under the terms of the Purchase Agreement, the closing of the Acquisition was subject to several closing conditions, including execution of several ancillary agreements as follows:

(a)

A Lock-up Agreement, dated August 21, 2007, under which the Sellers agree that for a period of three months following the Closing Date not to sell Common Shares issued or issuable under the Purchase Agreement and Convertible Note and, thereafter, to limit the sale of such Common Shares to 20% of the aggregate Common Shares issued under the Purchase Agreement and Convertible Note each quarter (with unsold Common Shares aggregating each quarter thereafter);

(b)

An Employment Agreement between the Registrant and Mr. Baughman for a term of one year, renewable by the parties, to serve as Gryphon’s Vice President of Corporate Development; and

(c)

A Non-Competition Agreement under which the Sellers have agreed not to compete with the Company for the latter of (i) twelve (12) months following the Closing Date (the "Restricted Period"), or (ii) twelve (12) months following the termination of the Company’s employment of Gerald Baughman. The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Company or Mr. Baughman during the course of his employment by the Company, in any manner or capacity. "Area of Interest" is defined as any property owned by the Company, Nevada Eagle, or any affiliate of the Company or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman’s employment by the Company, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

Consideration paid for acquisition of Nevada Eagle
Cash at closing	$2,500,000
Cash due diligence costs
and other expenses	568,340
3,068,340

Common shares	3,449,418
Convertible note and value
of conversion feature	4,272,359
$10,790,117
Allocation of Purchase Price
Mineral properties	10,719,209
Non-competition agreement	70,908
$10,790,117

4. EQUIPMENT

	September 30, 2007
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	180,832	61,484	119,348
Trucks under capital lease	71,319	34,578	36,741
Total	252,151	96,062	156,089

	March 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	151,857	46,601	105,256
Trucks under capital lease	71,319	23,213	48,106
Total	223,176	69,814	153,362

5. MINERAL PROPERTY

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

Effective August 21, 2007, the Company purchased all the rights and interests of Nevada Eagle, as described in footnote 3. $10,719,209 of the purchase price was allocated to the value of the exploration properties acquired.

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition	10,719,209
Lease payments received	(5,000)
Expenditures during the period	3,710
Mineral property costs, September 30, 2007	12,638,290

6. EXPLORATION

					Period from
	Three months ended		Six months ended		April 24, 2003
					(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Borealis property Exploration :
Property maintenance	218,626	224,231	351,579	431,360	2,320,550
Project management	84,629	145,660	119,873	275,244	1,264,074
Drilling	733,390	540,855	1,728,537	1,108,357	6,322,475
Engineering	5,000	37,006	5,000	151,870	748,340
Geological	202,349	119,526	502,641	336,028	1,726,580
Metallurgy	10,932	425	25,768	18,359	279,486
Subtotal Borealis property	1,254,926	1,067,703	2,733,398	2,321,218	12,661,505
Other Exploration and Development	20,000	—	20,000	—	20,000
Total exploration	1,274,926	1,067,703	2,753,398	2,321,218	12,681,505

7. CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On August 21, 2007, the Company issued 4,500,000 common shares as partial consideration for the acquisition of Nevada Eagle (see note 3, ‘Acquisition of Nevada Eagle Resources LLC’).

During the quarter ended September 30, 2007, 98,750 (162,500 for the six months ended September 30, 2007) common shares were issued to employees and directors of the Company upon vesting of outstanding Restricted Stock Units.

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

During the quarter ended June 30, 2007, the company issued 30,000 common shares to a consultant acting as financial advisor to the company in certain transactions. The issuance is based on the consulting agreement, which requires 7,500 common shares to be issuable monthly for the term of the consulting agreement. The Company charged to expense $25,111 in the quarter attributable to the fair value of the common shares.

On September 30, 2007, the Company issued an additional 22,500 common shares to the same consultant acting as financial advisor to the company. The issuance is based on the consulting agreement, which requires 7,500 common shares to be issuable monthly for the term of the consulting agreement. The Company charged to expense $20,355 in the quarter attributable to the fair value of the common shares

As at November 1, 2007, the company has 57,161,395 common shares issued and outstanding, which includes common shares, issued to consultants (see note 13, ‘Subsequent Events’).

7. CAPITAL STOCK (cont’d)

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Agents’ compensation on private placement – Series H	265,050	44,040
Exercised	(130,000)	—
Expired	(64,500)	—
Warrants outstanding, September 30, 2007	10,491,108	347,277

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2007:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#

141,008	0.3	$0.65	January 28, 2008
85,050	0.3	Cdn$0.90	February 9, 2008
5,000,000	1.3	Cdn$1.10*	February 9, 2009
5,000,000	1.8	Cdn$0.80**	August 3, 2009
265,050	0.6	Cdn$0.83	May 3, 2008
10,491,108	0.9	$0.86***

* The warrants are exercisable through February 8, 2008 at Cdn$1.10 and exercisable at Cdn$1.35 per unit thereafter until expiry
**The warrants are exercisable through August 3, 2008 at Cdn$0.80 and exercisable at Cdn$1.10 per unit thereafter until expiry
*** Based on the September 30, 2007 exchange rate of Cdn$1 equals US$1.0052.

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

7. CAPITAL STOCK (cont’d.)

[c]

Stock options:

On September 6, 2007, a director was awarded 100,000 stock options. The options vest over one year and are exercisable for 5 years at a price of Cdn$0.77 per share.

On September 13, 2007, an employee was granted 20,000 stock options that vest over 2.5 years and are exercisable for 5 years at a price of Cdn$0.81 per share.

On September 21, 2007, four employees were granted 835,000 stock options that vest over two years and are exercisable for 5 years at a price of Cdn$0.90 per share.

On July 27, 2007, a consultant was awarded 75,000 stock options that vest over 2 years and are exercisable for 5 years at a price of Cdn$0.91 per share.

On May 11, 2007, two employees were granted a total of 60,000 stock options. The options vest over the next 18 months and are exercisable for 5 years at a price of Cdn$0.95 per share. 40,000 of these options have been subsequently forfeited.

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

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
	$	$	$	$

Management salaries, exploration expense, &
consulting fees	271,462	225,691	484,494	250,064

7. CAPITAL STOCK (cont’d.)

Stock option activity

The following table summarizes the Company’s stock option activity for the six months ended September 30, 2007:

	Number	Weighted
	of Stock	Average exercise
	Options	price*
Outstanding, beginning of year	5,282,500	$1.02
Granted	1,090,000	$0.89
Exercised	—	—
Forfeited	(630,000)	$1.00
Total outstanding at period end	5,742,500	$1.00
Vested and exercisable at period end	4,330,000	$1.03

* Based on the September 30, 2007 exchange rate of Cdn$1 equals US$1.0052

The following table summarizes information about stock options outstanding as at September 30, 2007:

Stock Options Outstanding and Exercisable
			Average
Stock Options	Average	Stock Options	Remaining Life	Exercise price
Outstanding	Remaining Life	Exercisable	of Exercisable
	(Years)		(Years)
1,912,500	2.6	1,912,500	2.6	$0.75
115,000	3.1	100,000	3.1	Cdn$0.85
90,000	3.3	72,000	3.3	Cdn$1.15
50,000	3.3	50,000	3.3	Cdn$1.25
190,000	3.6	143,000	3.6	Cdn$1.37
1,490,000	4.6	1,490,000	4.6	Cdn$1.37
30,000	3.7	30,000	3.7	Cdn$1.60
80,000	3.8	80,000	3.8	Cdn$1.29
50,000	4.1	50,000	4.1	Cdn$1.34
240,000	4.3	145,000	4.3	Cdn$0.81
20,000	4.3	15,000	4.3	Cdn$0.88
425,000	4.4	212,500	4.4	Cdn$0.80
20,000	4.6	5,000	4.6	Cdn$0.95
75,000	4.9	25,000	4.9	Cdn$0.91
100,000	4.9	—	4.9	Cdn$0.77
20,000	4.9	—	4.9	Cdn$0.81
835,000	5.0	—	5.0	Cdn$0.90
5,742,500		4,330,000		$1.00*

* Based on the September 30, 2007 exchange rate of Cdn$1 equals US$1.0052

7. CAPITAL STOCK (cont’d.)

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2008	2007

Dividend yield	0%	0%
Expected volatility	55%	55%
Risk free interest rate	4.09%-4.62%	4.54% - 5.21%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of three publicly listed companies that operate in the same industry. The period of historical volatility is the same period as the expected life of the option being 3 years.

The Black-Scholes option-pricing model used by the Company to calculate option values was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Options pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

[d]

Restricted stock units:

On May 11, 2007, the Board of Directors approved the grant of 10,000 restricted stock units (‘RSU’) to an employee of the Company which were subsequently forfeited on July 31, 2007.

On September 5, 2007 the Company entered into a Transition Agreement with an employee and director (see note 10(c)). Among other things, the agreement provided a grant of 112,500 RSU’s that vest over two years; 18,750 RSU’s that were to vest in January 2008 were forfeited; a grant of 50,000 RSU’s was forfeited and replaced with a new RSU agreement that provides 2,778 units for each full month of service (subject to a maximum of 50,000 RSU’s) completed as a member of the Board of Directors beginning January 1, 2007 and vest upon resignation from the Board of Directors.

The following table summarizes information about restricted stock units outstanding as at September 30, 2007:

	RSU’s	RSU’s	Weighted Average Fair
	Granted	Vested	Value at Grant Date
Outstanding at April 1, 2006	—	—	—
Issued April 18, 2006	8,000	8,000	Cdn$1.63
Issued December 12, 2006	15,000	15,000	Cdn$0.84
Issued January 10, 2007	616,250	247,500	Cdn$0.82
Issued September 6, 2007	112,500	—	Cdn$0.77
Outstanding at September 30, 2007	751,750	270,500	$1.02*

* Based on the September 30, 2007 exchange rate of Cdn$1 equals US$1.0052

8. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

During the three months ended September 30, 2007, the Company paid consulting fees to a non-independent director in the amount of $30,025 [September 30, 2006 - $90,882] for services rendered on the exploration of the Borealis property.

9. OTHER ASSETS

	September 30,	March 31,
	2007	2007
	$	$
Reclamation bond & deposits	189,459	134,759
Non-compete agreement	70,908	—
Accumulated Amortization	(1,609)	—
	258,758	134,759

During the six months ended September 30, 2007, the Company increased the amount of their performance bond from $113,759 to $168,459 by purchasing a further performance bond totaling $54,700 from an insurance company. The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service. The Company also holds a deposit with the Bureau of Land Management ("BLM") for $21,000 (March 31, 2007 - $21,000), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At September 30, 2007, the Company has recorded an estimated reclamation liability of $5,600 (June 30, 2006 – $7,000) representing future obligations related to its drilling activities completed to September 30, 2007.

As part of the acquisition of Nevada Eagle (footnote 3), the primary interest holder entered into a non-compete agreement. The non-compete agreement is being amortized over 5 years.

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

[b]

The Company rents office space in Vancouver, BC for a 3 year term. The following are rental lease commitments in relation to the office lease:

$

2008	20,238
2009	16,940

[c]

In September 2007, the Company entered into a Transition Agreement with an individual under which, the individual will cease to be an employee and will continue as a director of the Company. The agreement requires the Company to pay $12,500 per month, for 18 months beginning October 2007, and the individual was granted 112,500 Restricted Stock Units the will vest at 37,500 each on April 1, 2009, July 1, 2009 and October 1, 2009. The agreement provides for certain incidental expenses for 18 months beginning October 2007. The Company recorded a charge to expense of $322,464 during the quarter ended September 30, 2007 to accrue the cost of the agreement.

[d]

Nevada Eagle holds approximately 28 exploration properties that are not leased out. Annual claim fees to hold these properties are approximately $50,000.

11. CAPITAL LEASE

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

The present value of required payments during each fiscal year:

$

2008	21,307
2009	17,308

12. CONVERTIBLE PROMISSORY NOTE

Convertible promissory note, with a face value of $5,000,000 due March 30, 2010 unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to September 30, 2007, totalled $28,377.	September 30,	March 31,
	2007	2007
	$	$
	4,300,726	0

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is also subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control in an event of default is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at September 30, 2007. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default embedded derivative, has been recorded at its estimated issue date fair value of $4,272,359 in the unaudited consolidated balance sheet. Interest and discount accretion of $30,176 and $28,367, respectively for the period of August 21, 2007 to September 30, 2007, has been recorded as interest expense in the unaudited consolidated income statements. The former owner of Nevada Eagle is also an employee of the Company (see note 3).

13. SUBSEQUENT EVENTS

On October 11, 2007, the Company granted 47,000 options to a consulting Company at a price of Cdn$0.88 per common share that vest on November 10, 2007.

On October 10, 2007, 6,250 RSU’s vested for each of three directors and common shares were issued.

Item 2. Management’s Discussion and Analysis.

Overview

Gryphon Gold Corporation was incorporated in Nevada on April 24, 2003 and has offices in Hawthorne, Nevada and Vancouver, British Columbia. Our objective is to add to our potential exposure to gold mineralization in Nevada though exploration, joint ventures and acquisitions. Currently, our most valuable asset is a 100% interest in the Borealis Property, located in Mineral County, Nevada. We have not determined if the mineralized material from the Borealis Property can be economically exploited. Through the acquisition of Nevada Eagle Resources LLC, we obtained approximately 54 additional exploration properties. None of these properties have known reserves.

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

A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $9,094, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The terms of the mining lease and royalty are described below under the heading "Borealis Property". We have also entered into lease arrangements for offices in Vancouver, British Columbia and Hawthorne, Nevada and recently we terminated our office lease in Lakewood, Colorado on Dec 31, 2006.

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

On November 30, 2006, our board of directors concluded that we would not proceed with construction and production financing of the Borealis heap leach mine. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer Mr. Allen Gordon and our Vice President of Borealis Project Development Mr. Matt Bender. Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada. As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti, commenced working on a part-time basis. Under this agreement, his time spent in the office was reduced by 50% along with his salary, and as of July 1, 2007 Mr. Longinotti resumed full-time employment.

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

*Cautionary Note to investors concerning estimates of Measured, Indicated and Inferred Mineral Resources: We report mineralized material under two separate standards to meet the requirements for reporting in both the U.S. and Canada. U.S. reporting requirements for disclosure of mineral properties are governed by the United States Securities and Exchange Commission (SEC) Industry Guide 7. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101, commonly referred to as NI 43-101. Canadian and United States standards are substantially different, and none of our property has any probable or proven reserves under either Canadian or United States standards. The table above uses the terms "measured," "indicated" and "inferred" in reference to "resources." We advise investors that while these terms are recognized and required by Canadian regulations, the SEC does not recognize them. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable. In the United States, an issuer is not generally permitted to disclose mineralization unless such mineralization satisfies the definitional requirements of proven or probable mineral reserve in accordance with SEC Industry Guide 7, which defines mineral reserve as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, information contained in this Form 10-QSB containing descriptions of our mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

In October 2007, we completed a Controlled Source Audio-Frequency Magnetotelluric survey on the gold deposits in the Graben. We plan to expand this survey on other parts of the Borealis property.

We expect to report a CIM compliant resource estimate in accordance with NI 43-101 during the quarter ended March 31, 2008. The completion of the report is partially dependent on timing of the end of the current drilling program and related turn around time for assay results.

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

During our fiscal year ended March 31, 2007, we completed the following private placements:

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

On July 4, 2007, we entered into a membership interest purchase agreement (the "Purchase Agreement") with Gerald W. Baughman and Fabiola Baughman, as sellers ("Sellers"), and Nevada Eagle Resources LLC, a Nevada limited liability company ("Nevada Eagle"), under which Gryphon agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle (the "Acquisition"). The transaction closed August 21, 2007. Under the terms of the Purchase Agreement, Gryphon acquired Nevada Eagle from the Sellers for the following consideration:

(a)

$2,500,000 in cash;

(b)

four million five hundred thousand (4,500,000) shares of common stock of Gryphon ("Common Shares"); and

(c)

a 5% convertible promissory note in the principal amount of $5,000,000 (the "Convertible Note").

The Convertible Note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into Common Shares at an initial conversion price of $1.00 per common share during first the twelve month period following the Closing Date, $1.25 per common share during the second twelve month period following the Closing Date, $1.50 per common share thereafter and $1.75 per common share if converted on March 10, 2007. The interest payments are due on each January 1 and June 1, beginning on January 1, 2008. In addition to the purchase consideration, the Sellers will be entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties from January 1, 2007 through midnight on December 31, 2007.

In addition, we granted the Sellers registration rights under which we agreed to file (within the later of (i) 90 days of the Closing Date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date) a resale registration statement to register the Common Shares issuable at Closing and issuable upon exercise of the Convertible Note under the Securities Act of 1933, as amended.

At closing, the following agreements were also executed:

(a)

the sellers executed a Lock-up Agreement under which the Sellers agreed that for a period of three months following the Closing Date not to sell Common Shares issued or issuable under the Purchase Agreement and Convertible Note and, thereafter, to limit the sale of such Common Shares to 20% of the aggregate Common Shares issued under the Purchase Agreement and Convertible Note each quarter (with unsold Common Shares aggregating each quarter thereafter);

(b)

Mr. Baughman entered into an Employment Agreement for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development; and

(g)

the sellers entered into a Non-Competition Agreement.

Under the terms of the Non-Competition Agreement, the Sellers agreed not to compete with Gryphon for the latter of (i) twelve (12) months following the Closing Date (the "Restricted Period"), or (ii) twelve (12) months following the termination of our employment of Gerald Baughman. The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by Gryphon or Gerald Baughman during the course of his employment by us, in any manner or capacity. "Area of Interest" is defined as any property owned by the Company, Nevada Eagle, our Affiliates or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by us, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

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

  Complete joint venture and lease agreements for the un-leased properties held by Nevada Eagle Resources.
  Complete 43-101 report.

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

We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined in Exhibit 99.1 titled "Risk Factors and Uncertainties", which Exhibit is hereby incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Revenue recognition

Mineral lease rentals or option payments are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. Privately held stock, or stock that is not currently trading is valued at zero. The leases provide for the receipt of royalty payments upon production of the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective April 1, 2008. The adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

For the three months ended September 30, 2007 we had a net loss of $2,500,535 or $0.04 per share compared to a net loss of $1,871,080 or $0.05 per share in the same period in the prior year, as spending on our exploration activities on the Borealis property increased by $207,223 and we incurred additional one-time costs related to a transition agreement for an employee and director.

Exploration expenses during the three months ended September 30, 2007 were $1,274,926 or 50% of our total expenses compared to $1,067,703 or 55% of total expenses in the prior year. During the second quarter ended September 30, 2007 we completed drilling 10 holes, totaling 12,080 feet (3,682 meters) compared to completing 7 holes totaling 10,395 feet (3,168 meters) in prior year’s comparable period. The increase in spending was related to continuation of the exploration drilling program and progressing on building a geologic model of the Graben deposit on our Borealis property. A Controlled Source Audio-Frequency Magnetotelluric geophysical study was also completed late in the second quarter of 2007.

Management salaries and consulting fees in the quarter ended September 30, 2007 were $695,068 compared to $482,009 incurred in the quarter ended September 30, 2006 due to the one-time cost of a transition agreement for an employee and director. The cost of the transition agreement was $322,464, including non-cash costs of $81,235. The majority of the cash costs will be paid out over an 18 month period. Excluding the cost of the transition agreement, management salaries and consulting fees would have totaled $372,604 for the quarter ended September 30, 2007, a decrease of 23% from the prior years comparable quarter. This decrease is related to the closure of the Denver engineering office during late 2006. Total non-cash compensation costs included in the quarter ended September 30, 2007 were $271,462 versus $225,691 in the prior year’s comparable quarter.

General and administrative costs for the quarter ended September 30, 2007 was $314,743 compared to $240,176 for the quarter ended September 30, 2006. Investor relations costs increased by $40,000 and filing fees increased by $79,000, during the comparable periods. Legal and audit fees for the period increased to $126,560 from $87,393 for the three months ended September 30, 2006, and is mainly due to costs associated with being a public company that reports in both Canada and the United States, and registering stock issued under private placements. Travel and accommodation expense during the quarter ended September 30, 2007 was $51,052, compared to $65,762 expended on travel in the prior year's comparable quarter. The decrease is due to cost savings from closing the Denver office in the prior year and fewer property site visits. Interest income earned on cash deposits was $55,411 for the quarter ended September 30, 2007, compared to $84,102 in the prior year quarter due to lower average cash balances then the prior quarter. Interest expense was $58,553 during the quarter ended September 30, 2007 due to the issue of a convertible promissory note as partial payment for the purchase of the membership interest of Nevada Eagle Resources LLC in August 2007.

Six months ended September 30, 2007 compared to Six months ended September 30, 2006

For the six month period ended September 30, 2007 we incurred a net loss of $4,727,088 or $0.09 per share compared to a net loss of $3,871,214 or $0.10 per share incurred during the same period in the prior year, as spending increased on our exploration activities, along the one-time cost of the transition agreement and higher corporate administration costs.

Exploration expenses during the six month period ended September 30, 2007 were $2,753,398 or 57% of our total expenses compared to $2,321,218 or 57% of total expenses in the prior year. During the current year we have drilled a total of 26 holes at the Borealis property, representing 30,970 feet (9.440 meters) compared to 26 holes representing 23,395 feet (7,130 meters). Although the number of holes completed is the same for the two years, there was an increase of 32% for total number of feet drilled.

Management salaries and consulting fees in the six months ended September 30, 2007 were $1,133,431 compared to $890,602 for the same period in the prior year. The increase is due to the recognition of $322,464 in one-time costs for the transition agreement covering a single employee and director including non-cash costs of $81,235. The majority of the cash costs will be paid out over an 18 month period. Excluding the cost of the transition agreement, management salaries and consulting fees would have totaled $810,967 for the six months ended September 30, 2007, a decrease of 9% from the prior year’s comparable period. This decrease is to the closure of the Denver engineering office during late 2006. Total non-cash compensation costs included in the six months ended September 30, 2007 were $484,494 versus $250,064 in the prior year’s comparable period.

Legal and audit fees for the six month period increased to $197,857 from $164,759 incurred in the prior year’s comparable period. The higher costs reported in the six months ended September 30, 2007 were associated with increases that occurred during the quarter ended September 30, 2007 and are identified above. Travel and accommodation during the six months ended September 30, 2007 was $103,704, compared to $185,439 reported in prior year six month period ended September 30, 2006. The decrease was due to a reduction is site visits and the closure of the Denver engineering office in late 2006. General and administrative expenses were $557,605, versus $481,218 in the prior year’s comparable period. The increase is due to higher spending on investor relations and filing fees. Interest income earned on cash deposits was $129,550 for the six months ended September 30, 2007, compared to $176,529 for the six months ended September 30, 2006, due to lower average cash balances during the six month period. Interest expense totaled $58,553 and arose from the issuance of a convertible promissory note related to the purchase of Nevada Eagle Resources LLC on August 21, 2007. $28,367 of the interest expense is non-cash.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

At September 30, 2007, we had working capital of $2,798,040. Current assets consisted of $3,927,854 in cash, $57,556 in accounts receivable and $75,057 in prepaid expenses. We had $1,262,427 in current liabilities at September 30, 2007, consisting of $1,223,812 in accounts payable and accrued liabilities and $38,615 related to the current portion of capital leases. The increase in accounts payable and accrued liabilities compared to the balance at March 31, 2007 is related to increased exploration costs and the recognition of the transition agreement that will be paid over 18 months.

During the quarter ended September 30, 2007, we used cash in operating activities of $1,569,584, which included our net loss during the quarter of $2,500,535, offset by depreciation of $16,390, non-cash compensation of $271,462 and changes in non-cash working capital of $29,696 decrease for accounts receivable, $416,128 increase for accounts payable and $162,356 decrease for pre-paid expenses. We used cash in investing activities of $3,022,314, including $3,048,176 for the purchase of Nevada Eagle LLC, $45,000 for reclamation deposits, $16,391 for equipment purchases and a decrease of $103,813 in deferred acquisition costs. Financing activities provided cash of $3,536,866, which included $3,879,197 from the issuance of shares in connection with a private placement, offset by capital lease principal payments of $5,917. Cash decreased during the period by $1,050,032 to $3,927,854 as at September 30, 2007.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC a cash payment of $2,500,000 was made on August 21, 2007. Refer to the section ‘Contractual Obligations’ under this document for a full description of the acquisition and commitment.

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

Updated share capital as of September 30, 2007:
Basic Common Stock Issued and Outstanding	57,142,645
Warrants, Options and other Convertible Securities	16,696,108
Fully Diluted Common Stock	73,838,753

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

We currently have eight employees. We do not expect a significant change in this number.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,094 per month to certain leaseholders while exploration is proceeding on the Borealis Property. In addition, to maintain its existing claims, we make payments totaling approximately $130,000 annually. These payments are contingent upon us maintaining an interest in the property. We also make annual claim payments on certain of the properties acquired under the Nevada Eagle Resources acquisition. These costs totaled approximately $50,000 in 2007.

As of September 30, 2007, we had the following non-cancelable contractual obligations:

	Payments Due by Period(3)
		Less than
		1		4-5	More than 5
	Total	year	2-3 Years	Years	Years

Operating Lease Obligation (1)	$37,268	$20,328	$16,940	$0	$0
Capital Lease obligations (2)	38,615	21,307	17,308	0	0
Debenture			5,000,000
Total	$75,883	$41,635	$5,034,248	$0	$0

(1)

Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $3,388 per month, based on the September 30, 2007 exchange rate of Cdn$0.9948 equals US$1.

(2)

The capitalized leases are for the purchase of two trucks.

(3)

The table does not include employment contracts with certain executive management which are described in our 10K-SB filed June 22, 2007 under the section heading "Executive Compensation".

Under the terms of the Purchase Agreement we closed with Gerald W. Baughman and Fabiola Baughman, as sellers, and Nevada Eagle, we acquired Nevada Eagle from the Baughman’s for the following consideration, paid on August 21, 2007:

(a)

$2,500,000 in cash;

(b)

four million five hundred thousand (4,500,000) shares of our common stock; and

(c)

a 5% convertible note in the principal amount of $5,000,000.

The Convertible Note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per common share during first the twelve month period following the Closing Date, $1.25 per common share during the second twelve month period following the Closing Date, $1.50 per common share thereafter and $1.75 per common share if converted on March 10, 2007. The interest payments are due each January 1 and June 1, beginning on January 1, 2008. In addition to the purchase consideration, the Sellers will be entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties from January 1, 2007 through midnight on December 31, 2007.

In addition, granted the Sellers registration rights under which we agreed to file (within the later of (i) 90 days of the Closing Date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date) a resale registration statement to register the common shares issuable at Closing and issuable upon exercise of the Convertible Note under the Securities Act of 1933, as amended. We also entered into an Employment Agreement with Mr. Baughman for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development.

Certain information contained in this "Management Discussion and Analysis" constitutes forward-looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

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

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated. On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, do not intend to participate in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our planned business operations as we currently have permits to access water from two sites for our Borealis Property, one of which is not subject to this action and either of which, individually, would provide a sufficient water supply under our approved plan of operation.

Item 1A.

Risks Factors.

See Exhibit 99.1.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

Securities Issued in Acquisition of Nevada Eagle

On August 21, 2007, we closed the acquisition of Nevada Eagle pursuant to a membership interest purchase agreement dated July 4, 2007, by and between Gryphon Gold, as buyer, Gerald W. Baughman and Fabiola Baughman, as sellers ("Sellers"), and Nevada Eagle. Under the Purchase Agreement, we acquired all of the outstanding limited liability company interests of Nevada Eagle from the Sellers. We issued the following unregistered securities as part of the purchase price:

(a)

4,500,000 shares of common stock of the Company (the "Common Shares") valued at $3,449,418; and

(b)

a 5% convertible note in the principal amount of $5,000,000 (the "Convertible Note") with an issue date of August 21, 2007 and a fair value of $3,390,640.

The Convertible Note, due March 30, 2010, bears interest at an annual rate of 5% and is convertible at the option of the holder into common shares of the Registrant at an initial conversion price of $1.00 per share during first the twelve-month period following the Closing Date, $1.25 per share during the second twelve-month period following the Closing Date, $1.50 per share thereafter, and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008. Each of the Sellers is an accredited investor. We issued the Common Shares and the Convertible Note in a private transaction exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended. We granted the Sellers registration rights under which we agreed to file, within the later of (i) 90 days of the Closing Date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date, a resale registration statement under the Securities Act to register the Common Shares issuable at Closing and the common shares of the Company issuable upon exercise of the Convertible Note

Securities Issued in Private Placement

On August 3, 2007, we completed a private placement of 5,000,000 units at Cdn$0.80 for gross proceeds of approximately Cdn$4,000,000. Each unit consisted of one common share and one series G warrant. Each series G warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry. We paid qualified registered dealers a 7% cash commission in the amount of Cdn$152,040 and issued compensation options to acquire 265,050 common shares (at a price of Cdn$0.83 per share for a period of 9 months from closing) in respect of the 2,715,000 million units placed by them. We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days. The shares, warrants and underlying shares were not qualified by prospectus in Canada. The shares, warrants and underlying shares of the private placement were not registered under the Securities Act or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares, warrants and underlying securities were placed in the United States pursuant to exemptions from registration requirements of the Securities Act provided by Section 4(2) and/or 506 of Regulation D of the Securities Act and outside the United States in off-shore transactions pursuant to Rule 903 of Regulation S of the Securities Act, such exemptions being available based on information obtained from the investors to the private placement. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

Results of Annual General Meeting of Shareholders

On September 06, 2007, Gryphon Gold Corporation held its annual general meeting of shareholders at the Vancouver Club, 915 West Hastings Street, Vancouver, BC, at 1:30PM. Shareholders representing 22,391,617 shares or 47.12% of the shares authorized to vote (47,521,395) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors	Voted For	Withheld
The election of the Nominees to the Company’s Board to serve until the Company’s 2007 Annual Meeting of Shareholders or until successors are duly elected and qualified:

Albert J. Matter	19,929,681	1,810,686
Richard W. Hughes	19,586,581	2,153,786
Rohan Hazelton	21,705,386	34,981
Donald W. Gentry	21,705,386	34,981
Anthony (Tony) D.J. Ker	19,929,681	1,810,686
Proposal #2	For	Against	Abstain
To ratify an increase in the number of option shares available under the Company’s 2006 Omnibus Incentive Plan	17,438,100	2,401,805	52,000

Proposal #3	For	Against	Abstain
To ratify the Company’s 2007 audited financial statements	21,724,902	0	15,465
Proposal #4	For	Against	Abstain
To ratify the appointment of the Company’s Independent Registered Public Accounting Firm for the 2008 fiscal year	21,740,367	0	0

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on August 10, 2007. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003
3.2(1)	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005
3.3(1)	Bylaws of Gryphon Gold Corporation
3.4(1)	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003
3.5(1)	Bylaws of Borealis Mining Company
4.1(4)	Specimen Common Stock certificate
4.2(3)	Form of Warrant Indenture
4.3(4)	Form of Underwriters’ Compensation Options
10.1(1)	Investor Rights Agreement by and among Gryphon Gold Corporation and the Stockholders Party Hereto, dated as of May 1, 2003, as amended
10.2(1)	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company
10.3(1)	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation
10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

Exhibit
Number	Description

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
10.21(5)	Membership Purchase Agreement dated July 4, 2007 related to Nevada Eagle Resources LLC
10.22	Transition Agreement
14.1(2)	Code of Business Conduct and Ethics
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(6)	Risk Factors and Uncertainties

(1)	Previously filed on Form SB-2 on August 17, 2005.
(2)	Previously filed on Form SB-2 on October 6, 2005.
(3)	Previously filed on Form SB-2 on October 27, 2005.
(4)	Previously filed on Form SB-2 on November 9, 2005.
(5)	Previously filed on Form 8-K on July 6, 2007.
(6)	Previously filed on Form 10QSB on August 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ Anthony D.J. Ker
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date: November 14, 2007

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date: November 14, 2007