Form 10QSB/A
period 2006-12-31
GRYPHON GOLD CORP
filed 2007-12-19
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 (Amendment No.2)

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

Yes ___   No    X

Explanatory Note

The Registrant hereby amends this Quarterly Report on Form 10-QSB/A as initially filed with the Securities and Exchange Commission on February 14, 2007, as amended July 23, 2007, to further clarify and expand management's discussion on disclosure controls and procedures. No other changes, amendments, or addition have been made.

GRYPHON GOLD CORPORATION
December 31, 2006

i

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	As at	As at
	December 31,	March 31,
	2006	2006
	$	$
	(Unaudited)	(Audited)

ASSETS
Current
Cash	4,874,822	9,390,925
Accounts receivable	54,576	81,250
Prepaid expenses	123,973	110,090
Total current assets	5,053,371	9,582,265
Reclamation deposit [note 8]	111,900	59,800
Equipment [note 3]	186,826	152,946
Mineral property costs [note 4]	1,920,371	1,898,207
	7,272,468	11,693,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	710,527	1,197,823
Current portion of capital lease [note 10]	35,217	10,058
Total current liabilities	745,744	1,207,881

Capital lease [note 10]	20,661	19,324

Commitments and contingencies [notes 8 & 9]

Stockholders' equity
Common stock	42,130	40,295
Additional paid-in capital	22,199,292	19,669,399
Deficit accumulated during the exploration stage	(15,735,359)	(9,243,681)
Total stockholders' equity	6,506,063	10,466,013
	7,272,468	11,693,218

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

During the quarter ended June 30, 2006, the Company completed private placements to an officer and an employee of 129,000 units at Cdn$1.35, with each unit comprising of one common share and ½ of one common share ‘series D' warrant. Each whole warrant entitles the holder to purchase a common share at a price of Cdn$1.82 per share until June 10, 2007. Compensation expense in the amount of $7,740 was recorded in relation to the discount received by the participants of the private placement.

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

Stock option activity

The following table summarizes the Company's stock option activity for the nine months ended December 31, 2006:

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

[d]   Restricted stock units:

On April 4, 2006, the Board of Directors approved the grant of 8,000 restricted stock units (‘RSU') to an officer of the company. The RSU's will vest over 12 to 24 months from the date of grant and once vested will entitle the grantee to 8,000 common shares in the Company.

On December 12, 2006, the Board of Directors approved the grant of 15,000 restricted stock units (‘RSU') to an employee of the company. The RSU's will vest over 12 months from the date of grant and once vested will entitle the grantee to 15,000 common shares in the Company.

The following table summarizes information about restricted stock units outstanding as at December 31, 2006:

	RSU's	Weighted Average Fair
		Value at Grant Date
Outstanding at April 1, 2006	—	—
Issued April 18, 2006	8,000	Cdn$1.37
Issued December 12, 2006	15,000	Cdn$0.84
Outstanding at December 31, 2006	23,000	$0.88

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

Management salaries and consulting fees in the quarter ended December 31, 2006 were $855,562 compared to $478,582 incurred in the quarter ended December 31, 2005 as staffing increased and the company adopted the fair value recognition provisions of SFAS No. 123(R), "Stock-Based Payment", which resulted in additional non-cash compensation expense of $490,567 to be recognized in the quarter. Salaries and consulting fees are expected to decrease in future periods as we have reduced staff due to postponing the development of our heap leach mine on the Borealis property. Legal and audit fees for the period increased to $106,258 from $58,223 for the three months ended December 31, 2005, this is mainly due to costs associated with being a public company that reports in both Canada and the United States and is therefore subject to additional reporting and compliance requirements. Travel and accommodation during the quarter ended December 31, 2006 was $96,678, compared to $6,317 expended on travel in the prior year's comparable quarter. The increase is due to greater corporate travel associated with investor relations and property site visits. General and administrative expenses totaled $240,219, compared to $120,549 in the prior year's comparable quarter. The increase is due to higher spending on investor relations, rent related to our Lakewood and Hawthorne offices, related office support and insurance. For the quarter ended December 31, 2006 we have recorded $96,964 in anticipated closing costs of our Lakewood, Colorado office, this amount was included in general and administrative expenses. Travel and general and administrative expenses are likely to decrease due to the closure of our Lakewood, Colorado office. Interest income earned on cash deposits was $66,303 for the quarter ended December 31, 2006, compared to $33,921 in the prior year quarter due to higher cash balances held on average through the current quarter versus the prior quarter.

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

The specific changes in disclosure and monitoring procedures for quality assurance of outside consultants reports for the calculation and presentation of resource or reserve estimates are as follows:

1)   The Company has established new requirements regarding resource and reserve estimates computations by external consulting firms. The Company's new policy requires independent consulting firms completing separate steps in the resource and reserve estimates computation process in order to ensure independent review of the resource and reserve numbers, or alternatively, any external firm retained to complete reserve or resource estimates must have two or more senior geologists within the consulting firm to review the data and calculations before the estimates are released to the Company. Initially, after discovery of apparent issues with the Company's feasibility study in late November, in early December of 2006, the Company hired the independent engineering firm, AMEC, to complete a review of the methods and assumptions utilized in the completion of an amended 43-101 resource report, completed in January 2007. AMEC then commenced a detailed review of the Company's entire drill hole database including all historical drill holes. AMEC reviewed the drill holes, looked for items such as possible down-hole contamination and re-built and updated the resource model so as to include all drilling completed through the fall of 2007. Subsequently, the Company has engaged another senior geologist to complete the building of block models, updated the database with results from the final few holes drilled at the end of 2007, and has engaged a third engineering firm to undertake the final resource computations and produce a resource model compliant with CIM Definition Standards for Mineral Resources and Mineral Reserves as required by NI 43-101.

2)     In December of 2006, the Company formed an internal committee of senior geologists to review the work of any outside consulting firm regarding resource estimates for acceptable methodology of calculation, the implementation of reasonable geologic controls, and a review and discussion of the overall calculation and summarization for reasonableness.  The committee is composed of Dr. Roger Steininger, consultant to the Company, Steve Craig, Vice President of Exploration and Dave Harvey, Vice President Borealis Exploration.  This committee is required to report and discuss their findings directly to the Chief Executive Officer and the Chief Financial Officer.   The Chief Executive Officer and Chief Financial Officer will not authorize the public release of the resource or reserve information unless the findings of the committee are unanimous in their endorsement of the resource or reserve calculation and presentation.

The Company calculates the costs for the implementation of these new policies and procedures as follows:

  Approximately $370,000 for AMEC's review of underlying data, an audit of historical drill holes, and rebuilding the resource model;

  Approximately $25,000 for the senior geologist to complete the building of the block model;

  Approximately $15,000 to complete the final resource calculations and produce a final 43-101 resource report; and

  Approximately $5,000 for the costs of the internal committee, including primarily the increase in time spent on Company matters by Dr. Roger Steininger.

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

On January 18, 2007, the Company was served with a motion to compel arbitration regarding the termination of its former Chief Operating Officer, Mr. Allen Gordon pursuant to his executive compensation agreement (‘ECA'). Mr. Gordon claims breach of contract under his ECA by failing to make severance payments of $228,511. The Company believes the claim for $228,511 is without merit and is investigating all legal options and intends to vigorously defend itself.

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

On December 12, 2006, the Board of Directors approved the grant of 15,000 restricted stock units (‘RSU') to an employee of the company. The RSU's will vest over 12 months from the date of grant and once vested will entitle the grantee 15,000 common shares in the company.

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
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date:	December 19, 2007

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date:	December 19, 2007