Form 10QSB
period 2007-12-31
GRYPHON GOLD CORP
filed 2008-02-12
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Yes ☐             No ☒

As of February 12, 2008 there were 61,712,895 shares of common stock outstanding.

                Transitional Small Business Disclosure Format (check one)

Yes ☐       No ☒

GRYPHON GOLD CORPORATION
December 31, 2008

INDEX

		Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Consolidated Financial Statements as of
	December 31, 2007	2

	Unaudited Consolidated Balance Sheet as of December 31, 2007
	and Audited Consolidated Balance Sheet as of March 31, 2007	2

	Unaudited Consolidated Statements of Operations for the
	three and nine months ended December 31, 2007 and 2006	3

	Unaudited Consolidated Statements of Stockholders’ Equity	4

	Unaudited Consolidated Statements of Cash Flows for the
	three and nine months ended December 31, 2007 and 2006	5

	Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis	16

Item 3.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		30

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)
(unaudited)

	As at	As at
	December 31,	March 31,
	2007	2007
	$	$

ASSETS
Current
Cash	5,541,213	7,150,154
Accounts receivable	85,415	65,483
Prepaid expenses	157,553	129,065
Total Current Assets	5,784,181	7,344,702
Mineral properties [note 5]	12,619,565	1,920,371
Equipment [note 4]	158,042	153,362
Other assets [note 9]	261,389	134,759
	18,823,177	9,553,194

LIABILITIES AND STOCKHOLDERS, EQUITY
Current
Accounts payable and accrued liabilities	1,050,614	786,565
Current portion of capital lease [note 11]	32,536	32,977
Total current liabilities	1,083,150	819,543

Convertible promissory note [note 12]	4,366,656	-
Capital lease [note 11]	-	17,308

Commitments & contingencies [note 10]

Stockholders' equity
Common stock	61,682	47,298
Additional paid-in capital	37,756,189	26,649,868
Deficit accumulated during the exploration stage	(24,444,500)	(17,980,822)
Total stockholders' equity	13,373,371	8,716,344
	18,823,177	9,553,194

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three Months Ended		Nine Months Ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Exploration [note 6]	661,007	1,328,514	3,414,405	3,649,732	13,342,512
Management salaries and consulting fees	529,729	855,562	1,663,160	1,746,164	6,906,312
General and administrative	254,831	240,219	812,436	721,437	2,386,964
Legal and audit	111,020	106,258	308,877	271,017	1,269,364
Travel and accommodation	68,704	96,678	172,408	282,117	861,978
Depreciation	18,746	14,625	48,983	40,107	134,413
Loss on disposal of equipment	-	19,135	6,552	19,135	26,274
Foreign exchange (gain) loss	3,034	25,776	18,336	4,801	523
Interest income	(40,782)	(66,303)	(170,332)	(242,832)	(672,693)
Interest expense	130,300	-	188,853	-	188,853
Net loss for the period	(1,736,589)	(2,620,464)	(6,463,678)	(6,491,678)	(24,444,500)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.13)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	58,954,952	41,703,926	49,764,662	40,518,405

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS EQUITY
(Stated in US dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$
Balance, inception April 24 , 2003
Shares issued
For private placements	33,197,370	33,197	16,765,307	--	16,798,504
Share issue costs	--	--	(645,048)	--	(645,048)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	--	5,036,497
Share issue costs (IPO)	--	--	(2,241,940)	--	(2,241,940)
Compensation component of shares issued	--	--	226,000	--	226,000
Fair value of agent's warrants issued [note 7[b]]	--	--	156,740	--	156,740
Fair value of underwriters compensation warrant on IPO [note 7[b]]	--	--	135,100	--	135,100
Exercise of warrants	197,500	198	194,085	--	194,283
Fair value of options granted to
consultant [note 7[c]]	--	--	49,558	--	49,558
Net loss for the year	--	--	--	(9,243,681)	(9,243,681)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued
For private placements	5,129,000	5,129	3,966,518	--	3,971,647
Share issue costs	--	--	(95,505)	--	(95,505)
Fair value of agent's warrants issued
on private placements [note 7[b]]	--	--	11,397	--	11,397
Fair value of options granted [note 7[c]]	--	--	1,314,961	--	1,314,961
Fair value of vested stock grants [note 7[d]]	108,000	108	151,138	--	151,246
Exercise of warrants	1658,275	1,658	1,548,894	--	1,550,552
Exercise of options	107,500	108	83,066	--	83,174
Net loss for the year	--	--	--	(8,737,141)	(8,737,141)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued
For private placements	9,486,500	9,487	7,346,341	--	7,355,918
For Mineral Properties	4,500,000	4,500	3,444,918	--	3,449,418
Share issue costs	--	--	(507,537)	--	(507,537)
Fair value of agents’ warrants issued on private placements [note 7[a][b]]	--	--	54,490	--	54,490
Fair value of options granted [note 7[c]]	--	--	361,731	--	361,732
Fair value of vested stock grants [note 7[d]]	267,500	267	321,918	--	322,184
Exercise of warrants	130,000	130	84,370	--	84,500
Net loss for the period	--	--	--	(6,463,678)	(6,463,678)
Balance, December 31, 2007	61,681,645	61,682	37,756,189	(24,444,500)	13,373,371

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three Months Ended		Nine Months Ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$
OPERATING ACTIVITIES
Net Loss for the period	(1,736,589)	(2,620,464)	(6,463,678)	(6,491,678)	(24,444,500)
Items not involving cash:
Depreciation	18,745	14,625	48,982	40,107	134,412
Loss on disposal of equipment	--	19,135	6,552	19,135	26,274
Fair value of options, warrants
and other non-cash compensation	199,422	529,683	683,916	779,747	2,504,056
Non-cash interest expense	65,930	--	94,297	--	94,297
Changes in non-cash working
capital items:
Accounts receivable	(27,859)	5,325	(19,932)	26,674	(85,415)
Accounts payable and accrued
Liabilities	(173,198)	101,677	264,049	(506,431)	1,050,614
Prepaid expenses	(82,496)	(54,536)	(28,487)	(13,883)	(157,553)
Cash used in operating activities	(1,736,045)	(2,004,555)	(5,414,301)	(6,146,329)	(20,877,815)
INVESTING ACTIVITIES
Reclamation deposit	(6,177)	--	(60,877)	(52,100)	(195,636)
Purchase of equipment	(17,154)	(17,802)	(57,374)	(35,173)	(251,642)
Nevada Eagle acquisition and related non-compete agreement [note 3]	--	--	(3,068,340)	--	(3,068,340)
Mineral property expenditures [note 5]	(5,409)	--	(9,119)	(22,164)	(1,929,490)
Mineral property lease payments received	24,135	--	29,134	--	29,135
Proceeds from sale of equipment	--	--	2,314	--	6,264
Cash used by investing activities	(4,605)	(17,802)	(3,164,262)	(109,437)	(5,409,709)
FINANCING ACTIVITIES
Capital lease principal payments	(6,079)	(5,437)	(17,749)	(12,318)	(35,660)
Cash received for shares	3,621,211	662,053	7,494,908	1,755,514	34,662,045
Share issue costs	(261,123)	--	(507,537)	(3,533)	(3,186,773)
Subscription receivables collected	--	--	--	--	389,125
Cash provided by financing activities	3,354,009	656,616	6,969,622	1,739,663	31,828,737

Increase (decrease) in cash
during the period	1,613,359	(1,365,741)	(1,608,941)	(4,516,103)	5,541,213
Cash, beginning of period	3,927,854	6,240,563	7,150,154	9,390,925	--
Cash, end of period	5,541,213	4,874,822	5,541,213	4,874,822	5,541,213

See accompanying notes

1. NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiaries, Borealis Mining Company, Gryphon Nevada Eagle Holding Company and Nevada Eagle Resources LLC (collectively, “the Company”). The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

3. ACQUISTION OF NEVADA EAGLE RESOUCES LLC

On August 21, 2007 Gryphon Gold Corporation closed the acquisition of Nevada Eagle Resources LLC, a privately held Nevada limited liability company (“Nevada Eagle”), pursuant to a membership interest purchase agreement (the “Purchase Agreement”), dated July 4, 2007, by and between the Company, Gerald W. Baughman and Fabiola Baughman, as sellers (“Sellers”), and Nevada Eagle. Under the Purchase Agreement, the company acquired all of the outstanding limited liability company interests of Nevada Eagle from the Sellers (the “Acquisition”) for the following consideration, paid on August 21, 2007 (the “Closing Date”):

(a)	$2,500,000 in cash;

(b)	4,500,000 shares of common stock of the Company (the “Common Shares”) valued at $3,449,418; and

(c)	a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”) with an issue date of August 21, 2007 and a fair value of $3,390,640.

The Convertible Note, due March 30, 2010, bears interest at an annual rate of 5% and is convertible at the option of the holder into common shares of the Registrant at an initial conversion price of $1.00 per share during first the twelve-month period following the Closing Date, $1.25 per share during the second twelve-month period following the Closing Date, $1.50 per share thereafter, and $1.75 per share if converted on March 30, 2010. The interest payments are due  beginning on January 1, 2008, and payable thereafter on each January 1, and June 1.

In addition to the purchase consideration, the Sellers were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the Assets and Properties from January 1, 2007 through midnight on December 31, 2007; however, pursuant to a letter agreement between the Company and the Sellers, dated August 21, 2007, the Sellers’ revenue right did not include revenues generated or arising from any new agreements entered into by the Company regarding the acquired properties (as described below) executed after August 21, 2007.

Gryphon granted the Sellers registration rights under which Gryphon agreed to file, within the later of (i) 90 days of the Closing Date or (ii) any date in which Gryphon is required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the Closing Date, a resale registration statement under the Securities Act of 1933, as amended (“Securities Act”), to register the Common Shares issuable at Closing and the common shares of the Company issuable upon exercise of the Convertible Note.

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

(c)

A Non-Competition Agreement under which the Sellers have agreed not to compete with the Company for the latter of (i) twelve (12) months following the Closing Date (the “Restricted Period”), or (ii) twelve (12) months following the termination of the Company’s employment of Gerald Baughman.  The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Company or Mr. Baughman during the course of his employment by the Company, in any manner or capacity.  “Area of Interest” is defined as any property owned by the Company, Nevada Eagle, or any affiliate of the Company or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman’s employment by the Company, if any, together with any adjacent areas within one kilometre of the exterior boundary of such properties.

Consideration paid for acquisition of Nevada Eagle

Cash at closing	$2,500,000
Cash due diligence costs
and other expenses	568,340
3,068,340

Common shares	3,449,418
Convertible note and value
of conversion feature	4,272,359
$10,790,117

Allocation of Purchase Price
Mineral properties	10,719,209
Non-competition agreement	70,908
$10,790,117

4. EQUIPMENT

		December 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,986	71,002	126,984
Trucks under capital lease	71,319	40,261	31,058
Total	269,305	111,263	158,042

		March 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	151,857	46,601	105,256
Trucks under capital lease	71,319	23,213	48,106
Total	223,176	69,814	153,362

5. MINERAL PROPERTIES

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

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition[note 3]	10,719,209
Lease payments received	(29,134)
Expenditures during the period	9,119
Mineral property costs, December 31, 2007	12,619,565

6. EXPLORATION

					Period from
					April 24, 2003
	Three months ended		Nine months ended		(inception) to
	December 30,	December 31,	December 30,	December 31,	December 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Borealis property
Exploration :
Property maintenance	194,654	96,035	546,233	527,395	2,515,204
Project management	69,899	215,037	189,772	490,281	1,333,973
Drilling	262,095	764,180	1,990,632	1,872,538	6,584,570
Engineering	15,353	123,777	20,353	275,646	763,693
Geological	106,752	109,950	609,393	445,978	1,833,332
Metallurgy	9,556	19,535	35,324	37,894	289,042
Subtotal Borealis property	658,309	1,328,514	3,391,707	3,649,732	13,319,814
Other Exploration & Development	2,698	-	22,698	-	22,698
Total exploration	661,007	1,328,514	3,414,405	3,649,732	13,342,512

7. CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended December 31, 2007, 30,000 (192,500 for the nine months ended December 31, 2007) common shares were issued to employees and directors of the Company upon vesting of outstanding Restricted Stock Units.

On December 31, 2007, the Company issued an additional 22,500 (75,000 for the nine months ended December 31, 2007) common shares to a consultant acting as financial advisor to the Company in certain transactions.  The issuance is based on the consulting agreement, which requires 7,500 common shares to be issuable monthly for the term (March 15, 2007 – March 14, 2008) of the consulting agreement.  The Company charged to expense $16,342 in the quarter attributable ($68,990 for the nine months ended December 31, 2007) to the fair value of the common shares.

On December 14, 2007, the Company completed the final tranche of a private placement totalling 4,486,500 units at Cdn$0.80 for gross proceeds of C$3,589,200.   Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  Cash compensation of C$71,624 and 89,530 compensation warrants (series J) were issued to agents and are exercisable at a price of Cdn$0.80 per share and expire 9 months after closing.  The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.

On August 21, 2007, the Company issued 4,500,000 common shares as partial consideration for the acquisition of Nevada Eagle (see note 3, ‘Acquisition of Nevada Eagle Resources LLC’).

7. CAPITAL STOCK (cont’d)

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

As at February 14, 2008, the Company has 61,712,895 common shares issued and outstanding, which includes common shares, issued to consultants (see note 13, ‘Subsequent Events’).

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(64,500)	—
Warrants outstanding, December 31, 2007	15,067,138	357,727

7. CAPITAL STOCK (cont’d)

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2007:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
141,008	0.1	$0.65	January 28, 2008
85,050	0.1	Cdn$0.90	February 9, 2008
5,000,000	1.1	Cdn$1.10*	February 9, 2009
5,000,000	1.6	Cdn$0.80**	August 3, 2009
265,050	0.3	Cdn$0.83	May 3, 2008
3,254,000	1.9	Cdn$1.00***	November 22, 2009
1,050,000	1.9	Cdn$1.00***	November 27, 2009
182,500	1.9	Cdn$1.00***	December 14, 2009
17,780	0.6	Cdn$0.80	August 22, 2008
71,750	0.6	Cdn$0.80	August 27, 2008
15,067,138	1.0	$0.90****

* The warrants are exercisable through February 8, 2008 at Cdn$1.10 and exercisable at Cdn$1.35 per unit thereafter until expiry

**The warrants are exercisable through August 3, 2008 at Cdn$0.80 and exercisable at Cdn$1.10 per unit thereafter until expiry

***The warrants are exercisable through November 21, 26 and December 13, 2008 at Cdn$1.00 and exercisable at Cdn$1.25per unit thereafter until expiry

**** Based on the December 31, 2007 exchange rate of Cdn$1 equals US$1.0088.

The fair value of agents’ and underwriters’ warrants issued during 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions: a risk-free interest rate of 3.38% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 51% to 70% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

[c]

Stock options:

On October 11, 2007, an investor relations firm was awarded 47,000 stock options.  The options have vested 100% in this quarter and are exercisable for 5 years at a price of Cdn$0.88 per share.

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

7. CAPITAL STOCK (cont’d)

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 30,
	2007	2006	2007	2006
	$	$	$	$
Management salaries,
exploration expense, &
consulting fees	199,422	529,683	683,916	779,747

Stock option activity

The following table summarizes the Company’s stock option activity for the nine months ended December 31, 2007:

	Number of Stock Options	Weighted Average exercise price*
Outstanding, beginning of year	5,282,500	$1.02
Granted	1,137,000	$0.90
Exercised	—	—
Forfeited	(630,000)	$1.00
Total outstanding at period end	5,789,500	$1.00
Vested and exercisable at period end	4,417,000	$1.03

* Based on the December 31, 2007 exchange rate of Cdn$1 equals US$1.0088

The following table summarizes information about stock options outstanding as at December 31, 2007:

			Average
Stock Options	Average Remaining	Stock Options	Remaining Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
1,912,500	2.3	1,912,500	2.3	$0.75
115,000	2.9	115,000	2.9	Cdn$0.85
90,000	3.0	72,000	3.0	Cdn$1.15
50,000	3.0	50,000	3.0	Cdn$1.25
190,000	3.3	158,000	3.3	Cdn$1.37
1,490,000	4.3	1,490,000	4.3	Cdn$1.37
30,000	3.4	30,000	3.4	Cdn$1.60
80,000	3.6	80,000	3.6	Cdn$1.29
50,000	3.8	50,000	3.8	Cdn$1.34
240,000	4.0	145,000	4.0	Cdn$0.81
20,000	4.0	20,000	4.0	Cdn$0.88
425,000	4.2	212,500	4.2	Cdn$0.80
20,000	4.3	10,000	4.3	Cdn$0.95
75,000	4.6	25,000	4.6	Cdn$0.91
100,000	4.6	—	4.6	Cdn$0.77
20,000	4.6	—	4.6	Cdn$0.81
835,000	4.7	—	4.7	Cdn$0.90
47,000	4.8	47,000	4.8	Cdn$0.88
5,789,500		4,417,000		$1.05*

* Based on the December 31, 2007 exchange rate of Cdn$1 equals US$1.0088

7. CAPITAL STOCK (cont’d)

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2008	2007

Dividend yield	0%	0%
Expected volatility	49% - 55%	55% - 59%
Risk free interest rate	4.09% - 4.63%	4.54% - 5.21%
Expected lives	3 years	3 years

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

On November 30, 2007 a consulting Director retired from the company, therefore, forfeiting 50,000 RSU’s.

The following table summarizes information about restricted stock units outstanding as at December 31, 2007:

	RSU’s Granted	RSU’s Vested	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—
Issued April 18, 2006	8,000	8,000	Cdn$1.63
Issued December 12, 2006	15,000	15,000	Cdn$0.84
Issued January 10, 2007	508,750	277,500	Cdn$0.82
Issued September 6, 2007	112,500	—	Cdn$0.77
Issued September 6, 2007	50,000	—	Cdn$0.77
Outstanding at December 31, 2007	694,250	300,500	$0.83*

 * Based on the December 31, 2007 exchange rate of Cdn$1 equals US$1.0088

 8. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

During the nine months ended December 31, 2007, the Company paid consulting fees to a non-independent director in the amount of $32,425 [December 31, 2006 - $127,303] for services rendered on the exploration of the Borealis property.

9. OTHER ASSETS

	December 31,	March 31,
	2007	2007
	$	$
Reclamation bond & deposits	195,636	134,759
Non-compete agreement	70,908	–
Accumulated Amortization	(5,155)	–
	261,389	134,759

During the nine months ended December 31, 2007, the Company increased the amount of their performance bond from $113,759 to $168,459 by purchasing a further performance bond totaling $54,700 from an insurance company.  The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service.  The Company also holds a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2007 - $21,000), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The company increased the amount of this bond by $6,177 in December 2007. At December 31, 2007, the Company has recorded an estimated reclamation liability of $5,600 (June 30, 2006 – $7,000) representing future obligations related to its drilling activities completed to December 31, 2007.

As part of the acquisition of Nevada Eagle (footnote 3), the primary interest holder entered into a non-compete agreement.  The non-compete agreement is being amortized over 5 years.

10. COMMITMENTS & CONTINGENCIES

[a]

A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,485, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining related activity continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

 [b]

The Company rents office space in Vancouver, BC for a 3 year term. The following are rental lease commitments in relation to the office lease:

$
2008	10,565
2009	17,609

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

 [d]

Nevada Eagle holds approximately 23 exploration properties that are not leased out.  Annual claim fees to hold these properties are approximately $34,000.

11. CAPITAL LEASE

The Company leases two trucks that are both accounted for as capital leases, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated.  The actual combined lease payments are $2,371 per month with a residual payment of $12,000 due December 2007 (will be paid in January 2008) and $13,854 due May 2008.

The present value of required payments during each fiscal year:

$
2008	10,565
2009	17,609

12. CONVERTIBLE PROMISSORY NOTE

Convertible promissory note, with a face value of $5,000,000 due March 30, 2010 unsecured, bearing interest at 5%.  Interest is payable each January 1st and June 1st.  Discount accretion for the period from August 21, 2007 (date of issue) to December 31, 2007, totalled $94,297.

December 31,	March 31,
2007	2007
$	$
4,366,656	0

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year.  The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share.  The conversion rate is subject to certain anti-dilution adjustments and is also subject to adjustment on payment of cash dividends by Gryphon Gold.  Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%.  The change in control in an event of default is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at December 31, 2007.  The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered.  The Convertible Promissory Note, including the conversion feature and change in control event of default embedded derivative, has been recorded at its estimated issue date fair value of $4,272,359 at date of issue, in the unaudited consolidated balance sheet. Interest and discount accretion of $63,014 and $65,930, for the three months ended December 31, 2007, has been recorded as interest expense in the unaudited consolidated income statements.  The former owner of Nevada Eagle is also an employee of the Company (see note 3).

13. SUBSEQUENT EVENTS

On January 10, 2008, 31,250 RSU’s vested for three directors and one employee and common shares were issued.

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

A portion of the Borealis Property is subject to the mining lease. We are required to make monthly lease payments of $9,094, adjusted annually based on change in the Consumer Price Index. In addition, the production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The terms of the mining lease and royalty are described below under the heading “Borealis Property”. We have also entered into lease arrangements for offices in Vancouver, British Columbia and Hawthorne, Nevada and recently we terminated our office lease in Lakewood, Colorado on December 31, 2006.

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

For the fiscal year ended March 31, 2007, our exploration work focused on extension and definition drilling and the broadening of district exploration and we expended $4.8 million (fiscal year ended March 31, 2006, $3.6 million) on exploration of the Borealis property.

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

(b)     Mr. Baughman entered into an Employment Agreement for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development; and

(c)     the sellers entered into a Non-Competition Agreement.

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

On December 14, 2007 we completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,200.  The private placement closed in three tranches on November 22,  November 27 and December 14, 2007.  Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 million units placed by them. We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

Fiscal 2008 Exploration and Development Progress

Our drilling program during fiscal 2008 has focused on expanding the known Graben deposit and discovering additional deposits in the Central and Western Pediment areas.  The program consists of a series of Graben deposit expansion drilling and extension drilling north of the successful G3 – G13 fence of holes.  The drilling of the Graben deposit will alternate with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.  In total, 45 holes were completed during the current drilling program totaling 51,255 feet.

In October 2007, we completed a Controlled Source Audio-Frequency Magnetotelluric (CSAMT) survey on the gold deposits in the Graben.  We have expanded this survey to other parts of the Borealis property and expect to survey additional areas of the property during the quarter ended March 31, 2008.

The following activities are planned for the duration of fiscal 2008:

●

Commence detailed review of properties acquired through Nevada Eagle Resources acquisition and compile exploration and development schedule.

●

Complete joint venture and lease agreements for the un-leased properties held by Nevada Eagle Resources.

●

Complete CIM compliant NI 43-101 report for the gold resource on the Borealis property.

●

Complete the CSAMT geophysical study in the Pediment areas and interpretation of results.

●

Plan the drill program for fiscal 2009, which is expected to commence near the end of March 2008.

●

Permit required drill sites required for the fiscal 2009 drill program.

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

      We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined in Exhibit 99.1 titled “Risk Factors and Uncertainties”, which Exhibit is hereby incorporated by reference.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Three months ended December 31, 2007 compared to three months ended December 31, 2006

For the three months ended December 31, 2007 we had a net loss of $1,736,589 or $0.03 per share compared to a net loss of $2,620,464 or $0.06 per share in the same period in the prior year, as spending on our exploration activities on the Borealis property decreased by $667,507 and management salaries and consulting fees decreased by $325,833.

Exploration expenses during the three months ended December 31, 2007 were $661,007 or 38% of our total expenses compared to $1,328,514 or 51% of total expenses in the prior year. During the third quarter ended December 31, 2007 we completed drilling 5 holes, totaling 5,515 feet (1,681 meters) compared to completing  11 holes totaling 13,680 feet (4,169 meters) in prior year’s comparable period.  Drilling costs for quarter ended December 31, 2007 were $262,095 versus $764,180 in the prior years comparable quarter.  Drilling costs decreased because drilling was temporarily suspended beginning mid-November 2007 (versus mid-December 2006) to allow for a larger CSAMT geophysical study to be completed over the pediment areas and the permitting activity to be completed for the next years drilling program.

Management salaries and consulting fees in the quarter ended December 31, 2007 were $529,729 compared to $855,562 incurred in the quarter ended December 31, 2006 due to the costs incurred in the prior year associated with closing the Denver based engineering office.  Total non-cash compensation costs included in the quarter ended December 31, 2007 were $199,422 versus $529,683 in the prior year’s comparable quarter.

General and administrative costs for the quarter ended December 31, 2007 was $254,831 compared to $240,219 for the quarter ended December 31, 2006, a 6% increase.  Included in General and administrative are investor relations costs which increased by $206,311, during the comparable periods.  Legal and audit fees for the period increased to $111,020 from $106,258 for the three months ended December 31, 2006, and is mainly due to costs associated with being a public company that reports in both Canada and the United States, and registering stock issued under private placements. Travel and accommodation expense during the quarter ended December 31, 2007 was $68,704, compared to $96,678 expended on travel in the prior year's comparable quarter. The decrease is due to cost savings from closing the Denver office in the prior year and fewer property site visits. Interest income earned on cash deposits was $40,782 for the quarter ended December 31, 2007, compared to $66,303 in the prior year quarter due to lower average cash balances then the comparable quarter.  Interest expense was $130,300 during the quarter ended December 31, 2007 due to the issue of a convertible promissory note as partial payment for the purchase of the membership interest of Nevada Eagle Resources LLC in August 2007.  $65,930 of the total interest was non-cash interest expense.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

For the nine month period ended December 31, 2007 we incurred a net loss of $6,463,678 or $0.13 per share compared to a net loss of $6,491,678 or $0.16 per share incurred during the same period in the prior year, as costs for most categories of expenditures remained consistent year on year.

Exploration expenses during the six month period ended December 31, 2007 were $3,414,405 or 53% of our net loss compared to $3,649,732 or 56% of our net loss in the prior year. During the current fiscal year we have drilled a total of 31 holes at the Borealis property, representing 36,405 feet (11,096 meters) compared to 41 holes representing 39,715 feet (12,105 meters).  Fewer holes were drilled during the current year because the drilling program focused on drilling deep holes in the Graben and Pediment areas versus drilling shallow holes to add oxide resources in the prior year.

Management salaries and consulting fees in the nine months ended December 31, 2007 were $1,663,160 compared to $1,746,164 for the same period in the prior year.  Current year costs include $322,464 in one-time costs for a transition agreement covering a single employee and director including non-cash costs of $81,235.  The majority of the cash costs will be paid out over an 18 month period.  Prior years costs include expense for running the Denver engineering office that was closed effective December 31, 2006.   Total non-cash compensation costs included in the nine months ended December 31, 2007 were $683,916 versus $779,747 in the prior year’s comparable period.

General and administrative expenses were $812,436, versus $721,437 in the prior year’s comparable period. The increase is due to a $306,641 spending on investor relations.  Legal and audit fees for the nine month period increased to $308,877 from $271,017 incurred in the prior year’s comparable period.  Travel and accommodation during the nine months ended December 31, 2007 was $172,408, compared to $282,117 reported in prior year nine month period ended December 31, 2006. The decrease was due to a reduction is site visits and the closure of the Denver engineering office in late 2006.

Interest income earned on cash deposits was $170,332 for the nine months ended December 31, 2007, compared to $242,832 for the nine months ended December 31, 2006, due to lower average cash balances during the nine month period.   Interest expense totaled $188,853 and arose from the issuance of a convertible promissory note related to the purchase of Nevada Eagle Resources LLC on August 21, 2007.  $94,297 of the interest expense is non-cash.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

At December 31, 2007, we had working capital of $4,701,031.  Current assets consisted of $5,541,213 in cash, $85,415 in accounts receivable and $157,553 in prepaid expenses.  We had $1,083,150 in current liabilities at December 31, 2007, consisting of $1,083,150 in accounts payable and accrued liabilities and $32,536 related to the current portion of capital leases.  The increase in accounts payable and accrued liabilities compared to the balance at March 31, 2007 is related to the recognition of the transition agreement that will be paid over 18 months.

During the quarter ended December 31, 2007, we used cash in operating activities of $1,736,046, which included our net loss during the quarter of $1,736,590, offset by depreciation of $18,745, non-cash compensation of $199,422, non-cash interest expense of $65,930 and changes in non-cash working capital used cash of $283,553.  We used cash in investing activities of $4,604, including $6,177 for reclamation deposits, $17,153 for equipment purchases, $5,409 in new claim fees and $24,135 of cash was received in lease payments on Nevada Eagle properties.  Financing activities provided cash of $3,354,009, which included $3,360,088 from the issuance of shares in connection with a private placement, offset by capital lease principal payments of $6,079.  Cash increased during the period by $1,613,359 to $5,541,213 as at December 31, 2007.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,366,656.  Refer to the section ‘Contractual Obligations’ under this document for a full description of the acquisition and commitment.

We completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,000.  The private placement closed in three tranches on November 22,  November 27 and December 14, 2007.  Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 million units placed by them. We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

Updated share capital as of December 31, 2007:

Basic Common Stock Issued and Outstanding	61,681,645
Warrants, Options and other Convertible Securities	21,550,888
Fully Diluted Common Stock	83,232,533

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

Contractual Obligations

We make advance royalty payments of $9,485 per month to certain leaseholders while exploration is proceeding on the Borealis Property. In addition, to maintain its existing claims, we make payments totaling approximately $130,000 annually. These payments are contingent upon us maintaining an interest in the property.  We also make annual claim payments on certain of the properties acquired under the Nevada Eagle Resources acquisition.  These costs totaled approximately $50,000 in 2007.

     As of December 31, 2007, we had the following non-cancelable contractual obligations:

	Payments Due by Period(3)

	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligation (1)	$10,565	$10,565	$0	$0	$0
Capital Lease obligations (2)	32,536	32,536	0	0	0
Debenture	5,000,000	0	5,000,000	0	0
Total	$5,043,101	$43,101	$5,000,000	$0	$0

(1)

Obligation for the rental of office space in Vancouver BC with an initial 3 year term, terminating August 2008 and payments of approximately $3,388 per month, based on the December 31, 2007 exchange rate of Cdn$0.9913 equals US$1.

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

Certain information contained in this “Management Discussion and Analysis” constitutes forward-looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

Item 3.

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.  In addition, our principal executive officer and principal financial officer have determined that our disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports that are filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow accurate and timely decisions regarding required disclosure.

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

Risks Factors.

See Exhibit 99.1.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2007, all transactions in which we have offered and sold the following securities in unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended have been reported on current reports on Form 8K.

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

10.4(1)	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)
10.5(1)	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation
10.6(1)	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003
10.7(1)	Agency Agreement/ Investment Advisory Retainer, between Gryphon Gold Corporation and Desjardins Securities Inc., signed March 9, 2005
10.8(1)	Service Agreement between Gryphon Gold Corporation and The Kottmeier Resolution Group Ltd., dated May 17, 2005. Replaced by Contact Financial dated December 22, 2005.
10.9(1)	Office Building Lease dated June 22, 2005, related to Lakewood, Colorado office
10.10(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Allen Gordon dba Evergreen Mineral Ventures LLC
10.11(1)	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon
10.12(1)	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter

*

Exhibit
Number	Description

10.13(1)	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker
10.14(1)	Executive Compensation Agreement, dated November 1, 2004, between Gryphon Gold Corporation and Thomas Sitar
10.15(1)	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta
10.16(1)	Gryphon Gold Corporation 2004 Stock Incentive Plan
10.17(4)	Form of Escrow Agreement
10.18(2)	Form of Lock Up Agreement — Shareholders
10.19(2)	Form of Lock Up Agreement for Executive Officers and Directors
10.20(2)	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado)
10.21(5)	Membership Purchase Agreement dated July 4, 2007 related to Nevada Eagle Resources LLC
10.22	Transition Agreement
14.1(2)	Code of Business Conduct and Ethics
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(6)	Risk Factors and Uncertainties

(1)	Previously filed on Form SB-2 on August 17, 2005.

(2)	Previously filed on Form SB-2 on October 6, 2005.

(3)	Previously filed on Form SB-2 on October 27, 2005.

(4)	Previously filed on Form SB-2 on November 9, 2005.

(5)	Previously filed on Form 8-K on July 6, 2007.

(6)	Previously filed on Form 10QSB on August 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:

      /s/ Anthony D.J. Ker
Anthony D.J. Ker
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)

Date:

February 12, 2008

By:

      /s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
principal financial and accounting officer)

Date:

February 12, 2008