Form 10KSB
period 2008-03-31
GRYPHON GOLD CORP
filed 2008-06-26
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________

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

The aggregate market value of the 34,246,871 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity of Cdn$0.39 on June 12, 2008 as quoted on the Toronto Stock Exchange, converted to US$ based on a noon buying rate as reported by the Federal Reserve Bank of New York of Cdn$1.023 to US$1, was $35,034,549. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Transitional Small Business Disclosure Format (check one): Yes ☐        No  ☒

Common Shares outstanding as of June 12, 2008: 61,777,065

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this prospectus.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this prospectus by the foregoing cautionary statements.

PART I

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

 Name and Incorporation

Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financing office, is located in Canada at Suite 810, 1130 West Pender Street, Vancouver, British Columbia, Canada V6E 4A4, and our telephone number there is 604-261-2229.

We own 100% of the issued and outstanding shares of our operating subsidiaries, Borealis Mining Company and Gryphon Nevada Eagle Holding Company.  Gryphon Nevada Eagle Holding Company owns 100% of the membership interests in Nevada Eagle Resources LLC.  We have no other subsidiaries. Borealis Mining Company was formed under the laws of the State of Nevada on June 5, 2003, Gryphon Nevada Eagle Holding Company was formed under the laws of the State of Nevada on July 27, 2007, and Nevada Eagle Resources LLC was organized under the laws of the State of Nevada on April 28, 2005.

History and Background of Company

We were established as a private company in April 2003 to acquire and develop gold properties in the United States.  Our objective is to establish a producing gold company through the development and extraction of gold deposits.

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

Following the course established by the recommendations in the preliminary scoping study, and based on additional geologic field work that was completed in 2004, we retained a consulting resource modeling engineering firm, to complete an updated resource estimate model in accordance with National Instrument 43-101 of the Canadian Securities Administrators. In May 2005, the engineering delivered the report titled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada.

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

 On August 11, 2005, our board of directors authorized an increase in our authorized capital to consist of 150,000,000 shares of common stock, par $0.001, and 15,000,000 shares of preferred stock, par $0.001.  The increase was approved by shareholders.

On December 22, 2005, we completed our initial public offering of 6.9 million units for gross proceeds of approximately $5,036,497 with net proceeds of $2,794,557 after deducting costs of $2,241,940. The units were sold at a price of $0.73 (Cdn$0.85) each and consisted of one common share and one Class A warrant. Each Class A warrant is exercisable for a period of 12 months at a price of Cdn$1.15. The common shares are listed on the Toronto Stock Exchange under the symbol “GGN.”  The offering was underwritten by a syndicate of Canadian underwriters which included Desjardins Securities, CIBC World Markets, Bolder Investment Partners and Orion Securities.  The units were offered for sale pursuant to a prospectus filed in four Canadian provinces (British Columbia, Alberta, Manitoba and Ontario). The units were also registered in a registration statement filed with the United States Securities and Exchange Commission.  The proceeds of the offering were used principally for the completion of the Company's feasibility study for our Borealis Property and our exploration program on the Borealis Property, as well as for working capital.

On March 24, 2006, we closed the private placement of 5,475,000 units for sale at Cdn$1.25 to a limited number of accredited investors in Canada and the United States. Each unit consisted of one common share and one half of one Series B purchase warrant. The Series B warrants are exercisable until March 23, 2007 at a price of Cdn$1.65.  The private offering raised gross proceeds of Cdn$6.8 million.  We paid qualified registered dealers a 7% cash commission and issued compensation options to acquire 280,500 common shares at price of Cdn$1.40 until March 23, 2007 on a portion of the private placement.  The shares, warrants and underlying shares were not qualified by prospectus and were not registered under U.S. securities laws.  We granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC.  The proceeds of this offering were used to fund the continuation of our exploration and development program on the Borealis Property.

In June 2006, we closed a private placement with our newly appointed Chief Financial Officer and our Corporate Controller.  Mr. Longinotti was appointed as new Chief Financial Officer, effective May 15, 2006, and we entered into a formal employment agreement with him in due course.  Mr. Longinotti received through a private placement as compensation: 100,000 units at a price of Cdn$1.35; with each unit consisted of one (1) share of  common stock with a par value of $0.001 and one-half (1/2) of one (1) share purchase Series D Warrant. The common stock was issued May 26, 2006, and the Series D warrants were issued June 10, 2006.  Mr. Longinotti's employment commenced April 18, 2006.  Mr. Rajwant Kang was appointed Corporate Controller.  In June of that year, as part of a private placement, Mr. Kang was issued 29,000 units at a price of Cdn$1.35; with each unit consisted of one (1) share of common stock with a par value of $0.001 and one-half (1/2) of one (1) share purchase Series D Warrant. The common stock was issued June 2, 2006, and the Series D warrants were issued June 10, 2006.

On November 30, 2006, our board of directors concluded that we would not proceed with near term construction and production financing of the Borealis heap leach mine.  The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations.  The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006.  The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment.  In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer Mr. Allen Gordon and Mr. Matt Bender, our Vice President of Borealis Project Development.  Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada.  As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti commenced working on a part-time basis.  Under this agreement, his time spent in the office was reduced by 50% along with his salary.  Mr. Longinotti resumed full time employment in mid-2007.

In December 2006, we completed the geophysical survey, which commenced in September 2006.  The positive geophysical results obtained from induced polarization (IP) surveys identified multiple chargeability and resistivity anomalies coincident with aeromagnetic lows which extended several kilometers (km) to the north and northwest of the Graben sulphide deposit.  The IP surveys identified two new mineralized exploration targets located under the pediments 3.0 km (Central Pediments) and 5.3 km (Western Pediment) northwest of the Graben sulphide deposit.

On January 11, 2007, we announced the results of the revised CIM compliant resource estimate in accordance with NI 43-101 which had been compiled a consulting and resource modeling engineering firm, entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, August 15, 2006 Revised January 11, 2007.  The results of the report were independently reviewed by AMEC to insure the methodology and assumptions used in the calculations were consistent with industry standards.  The resource estimate included the results of exploration drilling through November 5, 2006.

In January 2007 we started the process of completing a mineral resource estimate covering the entire property that included all drilling results obtained during calendar year 2007. The mineral resource estimate was completed April 28, 2008 and is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at  website: www.sedar.com and on the Company's website at www.gryphongold.com.  The report is entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA,(the ”Technical Report”) and was compiled by Dr. Roger Steininger, Ph.D., CPG.

On February 9, 2007 we completed a private placement of 5.0 million units at a price of Cdn$0.90 per unit for gross proceeds of Cdn$4.5 million.  Each unit consisted of one common share and one full purchase warrant.  The two year warrants are exercisable at a price of Cdn$1.10 if exercised within twelve months of the closing and at a price of Cdn$1.35 if exercised after the first anniversary but prior to expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$77,175 and issued compensation options to acquire 85,050 common shares (at a price of Cdn$0.90 per share for a period of 12 months from closing) in respect of the 1.225 million units placed by them. The shares, warrants and underlying shares were not qualified by prospectus and were not registered under U.S. securities laws. We granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC. The proceeds of this offering were applied to fund the continuation of our exploration and development program on the Borealis Property.

On July 4, 2007, we entered into a membership interest purchase agreement with Gerald W. Baughman and Fabiola Baughman, as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle.  Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

(a)

 2,500,000 in cash;

(b)

four million five hundred thousand (4,500,000) shares of our common stock; and

(c)

a 5% convertible note in the principal amount of $5,000,000.

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008. In addition to the purchase consideration, the Baughmans were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle from January 1, 2007 through midnight on December 31, 2007.

In addition, we granted the sellers registration rights under which we agreed to file (within the later of (i) 90 days of the closing date or (ii) any date in which we are required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days of the closing date) a resale registration statement to register the common shares issuable at closing and issuable upon exercise of the convertible note under the Securities Act of 1933, as amended.  We filed a registration statement to register the securities.

We executed the following agreements at closing:

(a)

A Lock-up Agreement, dated August 21, 2007, under which the Sellers agreed that for a period of three months following the Closing Date not to sell Common Shares issued or issuable under the Purchase Agreement and Convertible Note and, thereafter, to limit the sale of such Common Shares to 20% of the aggregate Common Shares issued under the Purchase Agreement and Convertible Note each quarter (with unsold Common Shares aggregating each quarter thereafter);

(b)

An Employment Agreement between us and Mr. Baughman for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development; and

(c)

 A Non-Competition Agreement under which the Sellers have agreed not to compete with the Registrant for the latter of (i) twelve (12) months following the Closing Date (the “Restricted Period”), or (ii) twelve (12) months following the termination of the Company's employment of Gerald Baughman.  The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Registrant or Mr. Baughman during the course of his employment by the Registrant, in any manner or capacity.  “Area of Interest” is defined as any property owned by the Registrant, Nevada Eagle, or any affiliate of the Registrant or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by the Registrant, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

On August 7, 2007, we closed a private placement of 5.0 million units at a price of Cdn. $0.80 per unit for gross proceeds of Cdn. $4.0 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants are exercisable at a price of Cdn$1.00 if exercised within twelve months of the closing and at a price Cdn$1.25 if exercised after the first anniversary but prior to expiry. We paid qualified registered dealers cash commissions in the amount of Cdn$152,040 and issued warrants to acquire 265,050 common shares (at a price of Cdn$0.83 for a period of up to 9 months from closing).  The shares, warrants and underlying shares were not qualified by prospectus, were not registered under U.S. securities laws and were subject to resale restrictions. The Company has granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC. Such registration was filed.  The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On December 14, 2007 we completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,200.  The private placement closed in three tranches on November 22, November 27 and December 14, 2007.  Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 units placed by them (14,000 of the compensation warrants were later rejected and cancelled by one of the registered dealers). We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

In the calendar year 2007, we continued extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.  This drilling program consisted of a series of Graben deposit expansion drilling and extension drilling north and west of the successful G3 – G13 fence of holes.  The drilling of the Graben deposit alternated with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

In April of 2008 we completed a CIM compliant, NI 43-101 resource report that included all drilling results to date.  We are currently analyzing those results and incorporating them in a technical report examining the engineering and economic feasibility of placing the oxide resources into production.  The technical report is expected to be completed in July 2008.

Business Objectives

We are in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the state of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis Property. The development and extraction may be performed by us or may be performed by potential partners.  We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile.  The Plan of Operations for the Borealis property that has been approved by the U.S. Forest Service does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operation was based on the general economic concepts as presented in the Preliminary scoping study.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

  Our management team has significant exploration experience in Nevada;

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

  Our land position is extensive, controlled by 752 unpatented mining claims covering approximately 15,500 acres. We believe many surface showings of gold mineralization on the property may provide opportunities for discovery of gold deposits. Our property has multiple types of gold deposits including oxidized material, partial oxidized material, and predominantly sulfide material; which we believe may allow us flexibility in our future plans for mine development and expansion, assuming additional financing is available.

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

We have specifically focused our activities on Nevada, which was rated the highest jurisdiction in the world for mining investment attractiveness by an independent survey. Mining is an integral part of Nevada's economy.   Nevada ranks third in the world in gold production, after South Africa and Australia. Located in the State of Nevada are well known geological trends such as the Carlin Trend, Battle Mountain, Getchell Trend and the Walker Lane Trend. The Borealis Property is also located along the Aurora-Bodie trend which crosses the principal Walker Lane Trend as shown in the illustration below. Borealis, Bodie, Aurora, and other historical producing districts, are aligned along this northeast-southwest belt of significant gold deposits.  Nevada Eagle's principal properties have a cumulative 900,000 of historical (the historical estimates are based on internal reports prepared by prior owners prior to February 2001 and were not been prepared in accordance with NI 43-101 standards and thus their reliability has not been verified) ounces of gold.

(Source: Gryphon Gold, 2005)

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

Year	High	Low	Average
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$726	$521	$604
2007	$841	$608	$681

Source: Kitco and Reuters

The price of gold has risen steadily for the last few years.  Through 2005, gold traded in a fairly narrow price range between approximately $410 and $530 per ounce, based on the London PM Fix Price.  In 2006, gold traded between approximately $520 and $720 per ounce, based on London PM Fix Price.  In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. The price of gold closed at $862.25 per ounce on June 12, 2008, based on the London PM Fix Price.  In 2005, the price of silver per ounce ranged approximately from $6.40 to $9.20, based on the London Fix Price.   In 2006, the price of silver ranged from $8.80 to $14.90 per ounce, based on the London Fix Price.  In 2007, silver traded between approximately $11.70 and 15.80 per ounce, based on the London Fix Price.  The price of silver closed at $16.59 on June 12, 2008, based on the London Fix Price.

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

We are an early stage company and currently do not have sufficient capital to fully fund the Plan of Operation at the Borealis Property. Currently, we have sufficient cash on hand to fund partial completion of our current drilling program, permitting and general and administrative expenses for approximately 6 - 8 months. However, we will require substantial additional financing for future development activities, if any, or if we encounter unexpected costs or delays.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, and, development or production on any or all of the Borealis Property and any properties we may acquire in the future or even a loss of our property interest. This includes the Borealis Property, as our lease over claims covering the principal deposits will expire in 2009 unless we are engaged in active mining, development (defined to include exploration drilling) or processing at that time. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders.

Risks related to the Borealis Property.

Our primary mineral exploration property is the Borealis Property. Even though the Borealis Property encompasses several areas with known gold mineralization, unless we discover additional deposits at the Borealis Property, future development of the property may be uneconomic. We cannot provide any assurance that we will establish any reserves or successfully commence mining operations on the Borealis Property.

Risks related to Nevada Eagle properties

We acquired approximately 54 exploration properties with the acquisition of Nevada Eagle Resources LLC. Approximately 26 of these properties are leased out to other exploration companies. We cannot provide any assurance that any reserves or successful mining operations will be established on any of these properties. We cannot give assurance that the existing parties currently performing exploration on the leased properties will continue with their exploration efforts. In addition, management's expectations of the significance of the Nevada Eagle properties; the Nevada Eagle prospects, including resource estimates, projections, exploration and value; our planned exploration and drilling programs; or our expectations with respect to future property acquisition, diversification of our property base and Mr. Baughman's addition to the Gryphon Gold management team will prove accurate or increase shareholder value.

We cannot assure you that we will successfully integrate the Nevada Eagle properties into our portfolio or operations or that we will have sufficient capital or resources to successfully implement our diversification strategy.

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

We cannot predict the effect of these factors on metal prices. Gold and silver prices have fluctuated during the last several years.  The price of gold has risen steadily for the last few years.  Through 2005, gold traded in a fairly narrow price range between $410 and $530 per ounce, based on the London PM Fix Price.  In 2006, gold traded between approximately $520 and $720 per ounce, based on London PM Fix Price.  In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. The price of gold closed at $862.25 per ounce on June 12, 2008, based on the London PM Fix Price.  In 2005, the price of silver per ounce ranged approximately from $6.40 to $9.20, based on the London Fix Price.   In 2006, the price of silver ranged from $8.80 to $14.90 per ounce, based on the London Fix Price.  In 2007, silver traded between approximately $11.70 and 15.80 per ounce, based on the London Fix Price.  The price of silver closed at $16.59 on June 12, 2008, based on the London Fix Price.

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

We are dependent on the services of key executives including Tony Ker, CEO, John Key, COO, Michael Longinotti, CFO, Steve Craig, VP Exploration, and other highly skilled and experienced executives and personnel focused on bringing our Borealis Property into production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. The failure to hire qualified people for these positions could adversely affect planned operations of the Borealis Property. We do not maintain key-man life insurance on any of our key management employees.

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

Title to the Borealis Property and our properties held through Nevada Eagle may be subject to other claims, which could affect our property rights and claims.

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control and the claims that are subject to the Borealis mining lease, there is no guarantee that title to such properties will not be challenged or impugned. The Borealis Property and the Nevada Eagle properties may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of these properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the Borealis Property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

We are a reporting issuer in Canada and report under Canadian reporting standards outside the United States.  Our disclosure outside the United States differs from the disclosure contained in our SEC filings.  We generally submit our disclosure released outside the United States with the SEC as Regulation FD disclosure.

Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in disclosure released outside the United States, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

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

While we believe we have adequate internal control over financial reporting, we will be required to provide an auditor’s attestation on the effectiveness of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal controls over financial reporting in this annual report on Form 10-KSB. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-KSB for the fiscal year ended March 31, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

While we have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting.  During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditor’s are unable to attest that our internal control over financial reporting is effective as of March 31, 2010, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

Risks Related To This Offering

Broker-dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our common stock is expected to trade below $5.00 per share immediately upon closing of the offering. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Borealis Property

Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the “Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated April 28, 2008, prepared by Dr. Roger Steininger, Ph.D., CPG of Reno Nevada, a “Qualified Person”, as defined in National Instrument 43-101 of the Canadian Securities Administrators.  The Technical Report was prepared in accordance with the requirements of National Instrument 43-101. Management's plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Technical Report which is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at  website: www.sedar.com and on the Company's website at www.gryphongold.com.

The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, Borealis Mining Company (“Borealis Mining”). In the 1980's previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this prospectus, the previously mined area is referred to as the “Borealis site”, the “previously disturbed area” or the “previously mined area”, while our references to the Borealis Property refer to the entire property we own or lease through Borealis Mining.

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

Borealis Property Description and Location

The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 14,900 acres. The approximate center of the property is at longitude 118° 45' 34” North and latitude 38° 22' 55” West. The figure below shows the location and access to the Borealis Property.

(Source: Gryphon Gold, 2005)

The Borealis Property is comprised of 751 unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, and one unpatented millsite claim of approximately 5 acres. Of the 859 unpatented mining claims, 128 claims are owned by others but leased to Borealis Mining, and 623 of the claims were staked by Golden Phoenix or Gryphon Gold and transferred to Borealis Mining.

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

The 128 leased claims are owned by John W. Whitney, Hardrock Mining Company and Richard J. Cavell, whom we refer to as the “Borealis Owners.” Borealis Mining leases the claims from the Borealis Owners under a Mining Lease dated January 24, 1997 and amended as of February 24, 1997. The mining lease was assigned to Borealis Mining by the prior lessee, Golden Phoenix. The mining lease contains an “area of interest” provision, such that any new mining claims located or acquired by Borealis Mining within the area of interest after the date of the mining lease shall automatically become subject to the provisions of the mining lease.

The term of the mining lease extends to January 24, 2009 and continues indefinitely thereafter for so long as any mining, development (including exploration drilling) or processing is being conducted on the leased property on a continuous basis.

The remainder of the Borealis Property consists of 623 unpatented mining claims and one unpatented millsite claim staked by Golden Phoenix, Gryphon Gold or Borealis Mining. Claims staked by Golden Phoenix were transferred to Borealis Mining in conjunction with our January 28, 2005 purchase of all of Golden Phoenix's interest in the Borealis Property. A total of 202  claims of the total 623 claims held by Gryphon Gold are contiguous with the claim holdings, are located outside of the area of interest, and are not subject to any of the provisions of the lease.

All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (BLM) and with Mineral County, Nevada to keep the claims from terminating by operation of law. Borealis Mining is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $94,000 per year for all of the Borealis Property claims (751 unpatented mining claims plus one millsite claim).

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,485 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

The terms of the mining lease require the payment of a net smelter returns production royalty by Borealis Mining to the Borealis Owners in respect of the sale of gold (and other minerals) extracted from those claims within the area of interest specified in the mining lease. The royalty rate for gold is determined by dividing the monthly average market gold price by 100, with the result expressed as a percentage. The royalty amount is determined by multiplying that percentage by the amount of monthly gold production from the claims in the “area of interest” and by the monthly average market gold price, after deducting all smelting and refining charges, various taxes and certain other expenses. For example, using an assumed monthly average market gold price of $850, the royalty rate would be 8.5%. Using an assumed monthly production of 5,000 ounces of gold from the leased claims, the monthly royalty amount would be 5,000 ounces times $850 per ounce, less allowable deductions, multiplied by 8.5%.

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

The Borealis site has been reclaimed by the prior operator to early 1990's standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and leach heap areas is gained through a locked gate. No buildings or power lines or other mining related facilities located on the surface remain. All currently existing roads in the project area are two — track roads with most located within the limits of the old haul roads that have been reclaimed.

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

History of the District and Borealis Property

The original Ramona mining district, now known as the Borealis mining district, produced less than 1,000 ounces of gold prior to 1981. In 1978 the Borealis gold deposit was discovered by S. W. Ivosevic (1979), a geologist working for Houston International Minerals Company (a subsidiary of Houston Oil and Minerals Corporation). The property was acquired from the Whitney Partnership, which later became the Borealis Owners, following Houston's examination of the submitted property. Initial discovery of ore-grade gold mineralization in the Borealis district and subsequent rapid development resulted in production beginning in October 1981 as an open pit mining and heap leaching operation. Tenneco Minerals acquired the assets of Houston International Minerals in late 1981, and continued production from the Borealis mine. Subsequently, several other gold deposits were discovered and mined by open pit methods along the generally northeast-striking Borealis trend, and also several small deposits were discovered further to the northwest in the Cerro Duro area. Tenneco's exploration in early 1986 discovered the Freedom Flats deposit beneath thin alluvial cover on the pediment southwest of the Borealis mine. In October 1986, Echo Bay Mines acquired the assets of Tenneco Minerals.

With the completion of mining of the readily available oxide ore in the Freedom Flats deposit and other deposits in the district, active mining was terminated in January 1990, and leaching operations ended in late 1990. Echo Bay left behind a number of oxidized and sulfide-bearing gold mineral resources. All eight open pit operations are reported to have produced 10.7 million tons of ore averaging 0.059 ounces of gold per ton (opt Au). Gold recovered from the material placed on heaps was approximately 500,000 ounces, plus an estimated 1.5 million ounces of silver. Reclamation of the closed mine began immediately and continued for several years. Echo Bay decided not to continue with its own exploration, and the property was farmed out as a joint venture in 1990-91 to Billiton Minerals, which drilled 28 reverse circulation (RC) exploration holes on outlying targets for a total of 8,120 ft. Billiton Minerals stopped its farm-in on the property with no retained interest.

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

During the Cambior joint venture period, in late 1997, Golden Phoenix entered an agreement to purchase a portion of J.D. Welsh's interest in the mining lease. J.D. Welsh subsequently sold its remaining interest in the mining lease to a third party, which in turn sold it to Golden Phoenix, resulting in Golden Phoenix controlling a 100% interest in the mining lease beginning in 2000. Golden Phoenix personnel reviewed project data, compiled and updated a digital drill-hole database (previous computer-based resource modeling databases), compiled exploration information and developed concepts, maintained the property during the years of low gold prices, and developed new mineral resource estimates for the entire property.

In July 2003 Borealis Mining acquired an option to earn an interest in a joint venture in a portion of the Borealis Property and in January 2005 Borealis Mining acquired full interest in the mining lease and mining claims comprising the Borealis Property. See, “Description and Development of the Business: History and Background of the Company,” above.

We have expended considerable effort consolidating the available historical data and flat files since acquiring our interest in the Borealis Property. This data has been scanned, and converted into a searchable electronic form. The electronic database has formed the basis of re-interpretation of the district geologic setting, and helped to form the foundation for a new understanding of the district's potential. We acquired this data from Golden Phoenix in May 2003.

 Historical Gold Production

The Borealis Property is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. We have no probable or proven reserves on any of our properties. We cannot be assured that minerals will be discovered in sufficient quantities to justify commercial operations.

Photograph of Borealis district.
View to the east, with Freedom Flat pit in foreground.
The photograph shows the site as it was circa 1991.

(Source: Gryphon Gold 2005)

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

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade (opt Au)	Contained Gold (oz)
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime's/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400
Total	4,345,800	0.107	464,360

Run of Mine Ore(3)
East Ridge	2,605,000	0.021	54,700
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
Total	6,251,000	0.023	142,700
Grand Total	10,596,800	0.057	607,060

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

Following our consideration of the preliminary scoping study, and based on additional geologic field work, we retained a consulting and resource modeling engineering firm, to complete an updated resource estimate model in accordance with National Instrument 43-101. In May 2005, the engineering firm delivered a report titled the Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada.  A second report by the engineering firm entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA dated August 15, 2006 and Revised January 11, 2007 was completed.

A third Technical Report (the “Technical Report”) was completed April 28, 2008, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101.  The Technical Report was compiled by Dr. Roger Steininger, Ph.D., CPG of Reno, Nevada.  The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold resources by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new deposits on the Borealis Property.

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

We are actively working on completion of all the above steps. In addition and in accordance with the recommendations contained in the Technical Report, we are undertaking an exploration program on areas of the Borealis Property outside the Borealis Site, subject to receiving required permits. We expect to test other high-potential targets contained in the Central and Western Pediment Prospect areas and the Rainbow Ridge and Tough Hills area.  We will evaluate whether the construction of mine facilities on the Borealis site is warranted by project economics through the completion of a technical report.  Such technical report is expected to be completed at the end of June 2008. If we determine to proceed with mine construction, we will be required to obtain additional capital. See “Management's Discussion and Analysis — Liquidity and Capital Resources” and “Risk Factors and Uncertainties”.

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

The most important structural trends defined in the district are:

  Principal displacement zone: Cerro Duro Fracture Zone (CDFZ), striking approximately N70-75W, brittle fracture system,

  Transtensional zone: Freedom Flats-Borealis-East Pit-Northeast Pit (FFBENE), striking approximately N50E,

  Antithetic, right lateral, strike slip zones, trending approximately North-South,

  Reverse fault systems trending northwest.

Faults, fault breccias, linear zones of silicification and silicified sheeted joints dip steeply, vertical to 60 degrees. These zones dip predominately westerly, i.e. northwesterly, southwesterly, with subordinate northeast dips. Structural zones are laterally discontinuous exhibiting en-echelon patterns and complex sets of conjugate internal joint arrays.

In general, volcanic sequences dip from 20 to 60 degrees westerly. Primary bedding and flow foliation, adjacent to the eastern most volcanic-granite dip northerly at 20 to 40 degrees.  An early “andesite phase” was likely extruded during a “earlier” tectonic system relative to subsequent interbedded andesite autobreccias and flows.

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

  Quartz sericite pyrite alteration occurs in the granodiorite basement, up to 500 feet from the contact with the volcanic stratigraphy, in fault zones, in zones of stockwork fracturing spatially associated with fault-contact between the basement and volcanic stratigraphy.  An addition, as dilational zones, as “pods” in the granodiorite, occurring as granular white quartz.

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

Exploration

Since the late 1970s, exploration completed at the Borealis property focused on finding near surface deposits with oxide-type gold mineralization. Exploration work consisted of field mapping, surface sampling, geochemical surveys, geophysical surveys, and shallow exploration drilling. Only limited drilling and geological field work was conducted in areas covered by pediment gravels, even though Freedom Flats was an unknown, blind deposit, without surface expression when discovered.

Many geophysical surveys were conducted by others in the Borealis district since 1978. In addition, regional magnetics and gravity maps and information are available through governmental sources. The most useful geophysical data from the historic exploration programs has been induced polarization (chargeability), aeromagnetics, and resistivity.

Areas with known occurrences of gold mineralization, which have been defined by historical exploration drilling, and had historical mine production include: Northeast Ridge, Gold View, East Ridge, Deep Ore Flats, Borealis, Freedom Flats, Jaimes Ridge, and Cerro Duro. All of these deposits still have gold mineralization remaining in place, contiguous with the portions of each individual deposit that were mined.  Graben, Crocodile Ridge, Purdy Peak, Boundary Ridge, and Bullion Ridge are known gold deposits in the district that have not been mined.

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

Graben Deposit

The Graben deposit has been defined with approximately 36 historical RC holes and 19 historical core holes. This drilling defined a zone of gold mineralization, using an 0.01 opt Au boundary, that extends at least more than 2,000 feet in a north-south direction and between 200 and 750 feet east-west, and up to 300 feet in thickness. The top of the deposit is from 500 to 650 feet below the surface. Near its southern margin the axis of the deposit is within 800 feet of the Freedom Flats deposit and along one portion of the southeastern margin low-grade mineralization may connect with the Freedom Flats mineralization through an east-west trending splay.

Through November 2007, Gryphon Gold has drilled an additional 58 RC drill holes into the Graben zone.  All holes reported mineralized intervals.  Gryphon Gold’s Graben drilling program was designed to test for extensions of the interior high-grade zones and to expand the exterior boundaries of the deposit.  Drilling along the margins of the deposit, particularly along the northwestern portion, identified significant extensions of lower and higher gold grade zones that indicated that their boundaries are not well defined.  Drilling for extensions of the northern and southern high-grade pods also revealed that these zones are larger than previously thought.  Additional drilling in, and around, the Graben deposit is needed before it can be considered fully explored.  At this point the resource estimate for the deposit presented in Section 17 of this report probably represents a minimum size.

In mid-2007 a controlled source audio-frequency magnetotellurics CSAMT survey was conducted over the Graben deposit as a test case.  Several anomalies were identified that correlated favorably with known mineralization.  The survey lines ended to the northwest in a similar looking anomaly in an undrilled area.  Additional CSMAT lines are being surveyed in the area to outline drill targets.  The initial interpretation is that this could be an extension of the Graben deposit.

Exploration drilling in the Graben will be continuing as recent drill results are indicating that gold mineralization continues at the north end of the zone.  The entire Graben zone has now expanded over a strike length of more than 1,800 feet. Future drilling will both fill in gaps between widely spaced holes in the Graben, and step out from the Graben zone in a north, east and west direction in order to delineate more gold mineralization and to determine the boundaries of the zone.

North Graben Prospect

The North Graben prospect is defined by the projection of known mineralization, verified by drill hole sampling, and coincident with a large intense aeromagnetic low and an elongate chargeability (IP) high. This blind target lies on trend of the north-northeast-elongate Graben mineralized zone. In 1989, Echo Bay completed a district-wide helicopter magnetic/electromagnetic survey, which identified a large, intense type aeromagnetic low in the North Graben area. This coincident magnetic low/chargeability high is now interpreted as being caused by an intensive and extensive hydrothermal alteration-mineralization system.  Five drill holes completed in the North Graben by Gryphon Gold encountered a permissive geologic setting and trace levels of gold mineralization.

In early 2006 the Company completed four holes into the North Graben geophysical anomaly and one additional hole was drilled in 2007.  All the holes intercepted a deep hydrothermal system as indicated by several zones of silicification, and pyrite up to 20 percent.  None of the holes contained significant amounts of gold, but were geochemically anomalous in gold and silver.  Additional CSAMT lines are being surveyed over the prospect.  When these data are available the potential of the target will be assessed.

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

Central Pediment (Lucky Boy) Prospect

Another prospect area similar to North Graben and Sunset Wash is the Lucky Boy area, which may be in a shallower pediment environment in the central portion of the district near the range front. Historic drill holes in the periphery have found thick zones of silification and traces of gold mineralization. Echo Bay’s aeromagnetic map shows another magnetic low and Cambior’s IP map shows a coincident chargeability high in the area of the silicification.

Gryphon Gold drilled eight RC holes in this area during late 2006 and 2007.  All of these holes encountered intense hydrothermal alteration with anomalous gold and favorable trace element geochemistry.  A subsequent CSAMT survey indicates that these holes may have encountered the margins of a high-sulfidization gold system.  Fill-in CSAMT lines are planned to further define the target after which additional drilling is anticipated.

Sunset Wash Prospect

The Sunset Wash prospect consists of a gravel-covered pediment underlain by extensive hydrothermal alteration in the western portion of the Borealis district. Sixteen holes drilled by Echo Bay Mines indicate that intense alteration occurs within a loosely defined west-southwest belt that extends westerly from the Jaimes Ridge/Cerro Duro deposits. At the western limit of the west-southwest belt, Cambior’s IP survey and drilling results can be interpreted to indicate that the alteration system projects toward the southeast into the pediment along a mineralized northwest-oriented fault. Cambior conducted a gradient array IP survey over the Sunset Wash area effectively outlining a 1,000 by 5,000 foot chargeability anomaly. The anomaly corresponds exceptionally well to alteration and sulfide mineralization identified by Echo Bay’s drill hole results. Two structures appear to be mapped by the chargeability anomaly; one is a 5,000-foot long west-southwest-trending structure and the other is a smaller, northwest-trending structure that cuts off the west-southwest structure at its western limit. Alteration types and intensity identified by the drilling, combined with the strong IP chargeability high and the aeromagnetic low, strongly suggest that the robust hydrothermal system at Sunset Wash is analogous to the mineralized systems at Graben and Freedom Flats.

Geologic observations based on mapping and drill hole logging indicate that both the Freedom Flats and Graben deposits are localized along a favorable horizon near the contact between the upper and lower volcanic units. This same contact zone appears to underlie the Sunset Wash pediment at a shallow depth. The target concept suggests that mineralization should favor zones where mineralizing structures crosscut the upper and lower volcanic contact. Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. Each of the three holes was drilled vertically to maximize the depths tested. The three holes were collared in the upper volcanic unit, but only one crossed the contact.

The westernmost of Cambior’s three holes encountered the most encouraging alteration and best gold mineralization suggesting that this drill hole is near the most prospective area. This drill hole intercepted hydrothermally altered rock from the bedrock surface to the bottom of the hole, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole.

Gryphon Gold drilled three holes in the same area, all of which encountered strongly developed hydrothermal alteration with anomalous gold and favorable pathfinder trace elements.  To assist in defining the target a CSAMT survey was started late in 2007, but was suspended due to winter conditions.  The survey will be completed in early 2008 after which additional drilling will be planned.

Bullion Ridge/Boundary Ridge

The northeast-trending alteration zone extending along Boundary Ridge into Bullion Ridge contains intense silicification that is surrounded by argillization, with abundant anomalous gold. Widely-spaced shallow drill holes completed by previous operators have tested several of the alteration/anomalous gold zones and defined discrete zones of mineralized material.

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

Historical Drill Hole Database

The historical drill hole database used for the Borealis project resource models contains 2,417 drill holes with a total drilled length of 671,595 feet.  A total of 1,947 holes were drilled inside the resource model areas.  An additional 470 holes were either drilled outside the resource models at scattered locations throughout the district or did not have collar coordinates.

The historic holes were drilled by several different operators on the property. Drill hole types include diamond core holes, reverse circulation holes and rotary holes. Only a few core holes have down-hole survey information.  Since most of the drilling is shallow, the absence of down-hole survey information is not significant. In the deeper Graben zone, however, unsurveyed drill holes may locally distort the shape of the grade zones. Drill hole sampling lengths are generally 5 feet for the RC holes, but vary for the core holes based on geological intervals. Sampling length is up to 25 feet for some of the early rotary holes. Gold assays in parts per billion (ppb) and troy ounces per short ton (opt) are provided for most of the sample intervals. Silver assays in parts per million (ppm) and opt are also provided for some of the sample intervals.

As a further check, about 5 percent of the assays from historic drill holes in the database were checked against original assays.  This step identified only a relatively few errors, which were corrected but indicated that the database was accurate.  An inspection of all of the historic holes by AMEC revealed that a few of the early generation of holes appeared to contain some possible down-hole contamination.  These were mostly in mined-out areas of the property and were excluded from the database as a surety procedure.

Drilling of Existing Heaps and Dumps

In May 2004 we completed a drilling program on the five Borealis site heaps and parts of the Freedom Flats and Borealis site dumps. This program consisted of 32 holes totaling 2,478.5 ft. Dump holes were drilled deep enough to penetrate the soil horizon below the dump, while holes on the heaps were drilled to an estimated 10-15 ft above the heap's liner.

Current Drilling Program

Our drill hole database used for resource modeling and mine planning is comprised of more than 2,400 drill holes within the Central Borealis Area.  These holes have been drilled during the period from 1978 through early November 2006.  The average depth of the holes is about 300 ft, but the bulk of the holes are less than 200 ft with a limited number of holes in certain locations reaching depths of 1,500 to 2,000 ft testing deeper mineralized zones.  The average assay interval is about 5 ft.  The majority of the drill holes contained in the database were completed by others, with Gryphon completing approximately 90 in 2005 and 84 in 2006 in areas contiguous with known deposits.  The database is summarized in the table shown:

Mineralized Zone	Number Holes Penetrating Zone (1)	Total Intervals Sampled	Sample Intervals Not Assayed	Sample Intervals Assayed	Total Assayed Footage (ft)	Average Assay Length (ft)	Average Gold Grade (opt Au)
Graben	64	2,773	131	2,642	13,127	5.0	0.055
Freedom Flats (2)	147	6,323	225	6,098	30,486	5.0	0.064
Borealis (2)	337	6,045	125	5,920	30,003	5.1	0.037
Deep Ore Flats (2)	181	2,544	46	2,498	12,520	5.0	0.013
Crocodile Ridge (2)	39	560	3	557	2,785	5.0	0.006
Alluvium	260	1,688	176	1,512	7,560	5.0	0.006
Middle Ridge (2)	73	1,507	26	1,481	7,405	5.0	0.008
Northeast Ridge (2)	221	6,160	119	6,041	30,260	5.0	0.017
East Ridge (2)	211	5,203	119	5,084	25,512	5.0	0.019
Purdy's Peak	39	726	5	721	3,610	5.0	0.017
Cerro Duro (2)	105	1,363	19	1,344	6,446	4.8	0.058
Jaime's Ridge (2)	42	910	3	907	4,530	5.0	0.039
Total in the Primary Mineralized Zones -		35,802	997	34,805	174,244	5.0	0.033

Total Outside Areas	-	71,953	3,749	68,204	344,946	5.1	0.001
Footnotes	1-Drill holes may intersect more than one zone, therefore the number of holes by zone is not additive
2-Includes some drilling that is part of the mineralized zone, but that has been mined out.

The tables below shows the results of exploration drilling for holes completed and assayed after the completion of the Technical Report dated January 2007 was published or were not included in the Technical Report because the drill results were in an area of exploration not considered in the Technical Report.

Gryphon Gold Corporation
Compendium of April 2006 to December 2007 Drill Holes
	From	To	Interval	Gold
Hole No.	(feet)	(feet)	(feet)	(opt)
Area: Graben
G-27	545	560	15	0.080
	1,075	1,135	60	0.010
G-28	490	1,135	640	0.033
including	585	595	10	0.204
and	625	645	20	0.117
and	1090	1110	20	0.126
G-29	600	790	185	0.190
including	625	790	165	0.212
G-30	705	730	25	0.015
	765	795	30	0.019
	870	925	55	0.057
G-31	580	850	270	0.043
including	610	640	30	0.125
	945	1150	205	0.033
G-32	540	700	160	0.082
including	570	605	35	0.113
and	660	700	40	0.135
	880	1035	155	0.06
G-33	no significant assays		0	Nil
G-34	no significant assays		0	Nil
G-35	no significant assays		0	Nil
G-36	880	925	45	0.003
G-37	no significant assays		0	Nil
G-38 (lost)	0	0	0	Nil
G-38A	485	495	10	0.032
	585	760	175	0.041
G-39	835	845	10	0.028

G-40	485	500	15	0.065
	605	660	55	0.035
	770	810	40	0.015
	1210	1230	20	0.012
G-41	415	610	195	Trace Au
G-41A	615	675	60	0.017
	780	795	15	0.025
G-42	675	760	95	0.098
including	725	760	35	0.164
	850	930	80	0.036
G-43	680	925	245	0.094
including	710	790	80	0.21
G-44	645	730	85	0.061
G-45	710	940	230	Trace Au
G-46	635	895	230	0.053
including	815	825	10	0.214
G-47	925	950	25	0.036
G-48	670	760	90	0.025
G-49	905	920	15	0.104
G-50	800	810	10	0.037
G-50A	1005	1120	115	0.013
G-51	605	730	125	0.145
including	640	715	75	0.216
	970	1175	205	0.04
G-52	660	810	150	0.07
including	735	765	30	0.15
	1005	1225	220	0.06
including	1025	1035	10	0.42
G-53	580	610	30	0.063
	745	890	145	0.029
G-54	550	655	105	0.022
	690	725	35	0.047
	745	785	40	0.039
G-55	565	595	30	0.033
	660	890	230	0.114
including	765	870	105	0.201

Area: Northeastern Graben (intervals of favorable quartz-pyrite alteration)
G-16	970	1,065	95	Nil
G-17	870	1,120	250	Nil
G-19	900	1,070	170	Nil
G-20	645	970	325	Nil
G-21	915	1,120	205	Nil
G-22	885	990	105	Nil
G-23	630	840	210	Nil

Area: North Graben (intervals of favorable quartz-pyrite alteration)
NG-05	870	1,015	145	Nil
NG-06	No significant assays		0	Nil

Area: Western Pediment (intervals of favorable quartz-pyrite alteration)
WP-01	410	853	443	detectable gold
WP-02	0	804	804	detectable gold
WP-03	200	1500	1300	detectable gold
including	1460	1470	10	0.011
WP-04	205	300	95	Nil
WP-05				Nil
WP-06	510	1500	990	detectable gold
WP-07	565	1500	935	detectable gold

Area: Central Pediment (intervals of favorable quartz-pyrite alteration)
CP-01	410	853	443	detectable gold
CP-02	433	1,845	1,412	detectable gold
CP-03	994	1,319	325	detectable gold
CP-04	1145	1155	10	0.011
CP-05	620	1300	680	detectable gold
CP-06	485	1500	1015	detectable gold
CP-07	250	795	545	detectable gold
CP-08	275	1500	1225	detectable gold
CP-09	500	1500	1000	detectable gold

Terms and Notice:
- The term 'nil' denotes that assay results returned less than 20 parts per billion ("ppb") gold.
- The term 'detectable gold' denotes that assay results grades less than the cut-off grade of 0.34g/tonne (0.01oz/ton)
- Holes G-12, G-25, G-38 are listed as lost because they did not drill to target depths or were abandoned due to poor drilling conditions.
- Holes G-15, G-16, G-17 and G-19 through G-23 returned quartz pyrite alteration but no detectable gold in assay.
- The mineralization comprises multiple fracture systems. The length of the vertical intercepts may or may not represent true width/thicknesses.

All of the above drill information was included in the Technical Report dated April 28, 2008.  The Technical report is filed on our website and on SEDAR.

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

Gryphon Gold Operations — Sampling, Analysis, Quality Control and Security

The work we performed to evaluate the 32 holes drilled in 2004 on the five previously leached heaps and two waste dumps was done by a sonic rig to retrieve a core-like sample. All drill holes were drilled vertical, with the sample immediately slid into a plastic sleeve that was sealed and marked with the drill hole number and footage interval. These plastic sample sleeves were not reopened until they reached the analytical lab. A Qualified Person and geologist, Dr. Roger Steininger, monitored all of the drill procedures and the handover to the analytical lab. A non-blind standard was added as the last sample of each hole, which was obvious to the lab since the standard was in a pulp bag, although the lab did not know the gold value of the standard.

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

In the period between April 2006 and November 2007, reverse circulation drilling services were provided Eklund Drilling Company of Elko, Nevada. Drill bit size equaled 4 ½ inches in diameter and samples were collected at 5-foot intervals (1.5 meters). All drill samples were bagged and sealed at the drill site by the drill contractor employees, placed in bins, and delivered to a secure storage. Inspectorate America Corporation (IAC) in Sparks, Nevada picked up the sample bins from secure storage. IAC is ISO 9001:2000 certified (Certificate number: 37295) and has successfully completed Canadian proficiency testing (CCRMP). Drill cuttings were dried, crushed to –10 mesh, rotary split to 1,000 grams, pulverized to –150 mesh, split to 350 gram pulps, fire assayed for gold and silver using 1-assay ton fire assay with an AA finish. Assays greater than 0.10 opt Au were re-assayed by 1-assay ton fire assay with a gravimetric finish. Strict QA/QC protocol was followed, including the insertion of standards and blanks on a regular basis in the assaying process.

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

Based on limited test work, gold bearing sulfide material appears to respond to conventional flotation concentration and cyanidation of oxidized concentrates. In the laboratory testing, chemical oxidation and bioxidation treatment of the sulfide material yield a high level of oxidation and correspondingly high gold recoveries after cyanidation of the oxidized material. Aeration of concentrate slurries may be a suitable oxidation method for the sulfide material.  A test plan to evaluate recovery options for the sulfide ores from the Borealis Project site is planned for 2008.

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

The following is a summary and status of the permits required for the Borealis Gold Project:

  An Approved Plan of Operations from the USFS, Humboldt-Toiyabe National Forest has been received. The Environmental Assessment (EA) was approved for the Plan of Operations with a Finding of No Significant Impact (FONSI) on June 19, 2006. The Decision Notice was published on June 22 and 23, 2006 and is not appealable. Final revisions to the Plan of Operations were submitted to the USFS on June 23, 2006 and the USFS signed the Plan on June 29, 2006. The Plan of Operations can be implemented as soon as a reclamation bond of $4,205,377 is posted with the USFS.

  A Water Pollution Control Permit (WPCP) from the NDEP-Bureau of Mining Regulation & Reclamation (BMRR) was approved and granted to BMC on January 28, 2006. The permit allows BMC to construct and operate a 10-million ton capacity heap leach pad and processing plant as a zero-discharge facility.

  A Reclamation Permit from the NDEP-BMRR and reclamation bond amount were approved on June 23, 2006. This permit is the State of Nevada’s approval of the Plan of Operations and is effective with the posting of the reclamation bond with the USFS.

  A Tentative Permanent Closure Plan to be administered by the NDEP-BMRR was submitted with the WPCP application and accepted by NDEP-BMRR. A Final Permanent Closure Plan will not need to be developed until 2 years prior to project closure.

  NDEP-Bureau of Air Pollution Control (BAPC) issued the Air Quality Operating Permit on April 28, 2006 for the Borealis processing facilities. The State of Nevada recently adopted new regulations regarding mercury emissions, and an application was filed under this new State program on September 14, 2006, as a compliance order pursuant to the approved air quality permit. Approval of the mercury permit is pending.

  A Surface Area Disturbance Permit from the NDEP-BAPC was approved and granted to BMC on April 3, 2006 for disturbances associated with construction and mining activities.

  The Storm Water Pollution Prevention Plan (SWPPP) has been prepared for the project. A Notice of Intent, filing fee, and the SWPPP will be submitted to the Bureau of Water Pollution Control (BWPC) 2 days prior to the start of mining operations to obtain coverage under the general National Pollutant Discharge Elimination System (NPDES) permit for Nevada mines.

  A Spill Prevention, Control, and Countermeasure (SPCC) Plan, under the jurisdiction of the U.S. Environmental Protection Agency (EPA), will be prepared and implemented before starting operations. The SPCC Plan will provide methods for storing, transporting, and using petroleum products as well as emergency response measures in the event of a release.

  A preliminary Emergency Release, Response and Contingency Plan (ERRCP) was submitted with the Plan of Operations. The ERRCP provides methods for storing, using, and transporting process chemicals on site as well as emergency response measures in the event of a release. A final ERRCP will be prepared prior to the start of leaching and processing activities. Both the USFS and the NDEP-BMRR require the ERRCP.

  Threatened & Endangered Species Act:  No known threatened or endangered species have been identified within or near the project area. A Biological Assessment and Biological Evaluation (BA/BE) and a Wildlife Specialist Report were approved by the USFS on June 6, 2006. These reports identified three USFS sensitive plants and two other plant species of concern within the project area. Mitigation measures were developed for these plants and incorporated into the EA and Plan of Operations. The USFS concluded that the project may impact individual plants and plant habitat but will not likely contribute to a trend towards listing or cause a loss of viability to the population or species.

  Historical Preservation Act (Section 107):  Consultation with the USFS and the State Historical Preservation Officer (SHPO) has occurred in conjunction with the preparation of the EA. The “Heritage Research Final Report, Gryphon Gold, USA, Mining and Exploration Project, Borealis Mine Area” was submitted to the USFS in March 2006. The report identifies prehistoric cultural resources located within and near the project area. This report was approved by the USFS and forwarded to SHPO for their review and comment on April 17, 2006. The SHPO approved the report in early May 2006. Mitigation measures consisting of avoidance and protection were incorporated into the EA and the Plan of Operations.

  Water Rights: Water Rights have been granted by the Nevada Division of Water Resources (NDWR) for two production wells located approximately 3 miles south of the project, in the same vicinity as the supply wells from the previous mining operation. Based on historic well productivity records, this water right and point of diversion has the capacity and productivity to meet project needs. A second set of water rights were obtained for a site about 10 miles to the south of the planned operation as a contingency; however, this water right has been forfeited as it has been deemed extraneous.

In addition, the BLM has granted approval for drilling exploration holes in the areas of the West Pediment and the Central Pediment, which are on the Borealis property but outside of the central project area.

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

Mineralized Material Expansion and Exploration Program

We have undertaken a systematic district scale exploration program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (with no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include Rainbow Ridge/Tough Hills, Sunset Wash, Lucky Boy, and others yet to be named generally within the areas referred to as the Central and Western Pediments.  To date we have drilled and assayed 206 holes as part of the district wide exploration program.

In addition to the district exploration program, the Borealis property embraces numerous areas with potential for discovery of mineable gold deposits. The defined target areas can be grouped into categories based on our expectation for deposit expansion or potential for discovery. Our past emphasis was focused on targets which are the extensions of previously mined deposits, specifically within the previously disturbed areas the East Ridge-Gold View-Northeast Ridge mineralized trend, and around the margins of the Borealis, Freedom Flats, and Deep Ore Flats/Polaris deposits. Each has the potential to add to the material that can be developed as part of the initial mine plan. Our drilling program during 2005 and 2006 was completed primarily in areas where resources are known to exist. In addition to advancing existing resources to a higher level of confidence, this drilling program has further information gathering objectives for metallurgical assessment, waste characterization, and hydrological analyses that are required in support of our operating permit applications, environmental assessment, and engineering design. Results from drilling of heap leachable material will be incorporated into the feasibility study, should a feasibility study be completed.

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

The names of deposits and exploration targets on the Borealis Property are shown on the map below. The map also shows the boundary of the claim holdings that comprise the Borealis Property.

(Source: Gryphon Gold, 2005)

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

The National Environmental Policy Act (NEPA) requires that any decision made by a Federal agency must consider the environmental effects of that decision. The USFS will decide whether or not there is a decision to be made, and whether that decision is significant or not. If there is no decision to be made, as in the instance of Categorical Exclusions (CE), the project can proceed with notification only. CE's are allowed when surface disturbances are limited to less than one mile of new road building. If a decision must be made, an environmental impact evaluation is completed and from that analysis, a determination of whether the environmental impact is significant or not. If the determination is a “finding of no significant impact” (FONSI), then the agency is authorized to approve the plan based on the Environmental Assessment (EA) findings. If the decision is that the impacts are in fact significant, then an Environmental Impact Statement (EIS) is required to arrive at the final decision. There is a significantly increased time period for review and public comment for an EIS versus an EA. Approvals of Gryphon Gold's site exploration activities to date were authorized under a CE.

The USFS Bridgeport Ranger District (District) determined that preparation of an Environmental Assessment (EA) was necessary to comply with the requirements of the National Environmental Policy Act (NEPA). The USFS and we mutually agreed to have Knight Piesold and Co. (KPCO), a third-party NEPA contractor, prepare the EA. Comments from a variety of stakeholders have been solicited. These comments were incorporated into a Modified Plan of Operations, which includes some changes from the initial Plan of Operations submitted to account for updated operating plans and required mitigation measures to better protect the environment.

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

The Nevada Division of Water Resources (NDWR) is the responsible agency for granting water rights permits. The basin from which water rights could be appropriated is the same basin that was the water supply for the mining activities at Borealis during the 1980‘s and early 1990‘s. Although this basin appears to be over allocated to various users, many of these rights go unused, so it may be possible to transfer existing appropriations to the project if necessary.

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

The Endangered Species Act (ESA) is administered by the U.S. Department of Interior's U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

Nevada Eagle Properties

Nevada Eagle Properties General Description

Nevada Eagle has interests in approximately 54 prospective gold properties covering over 70 square miles of gold trends in Nevada. Twenty-four of these properties are in the Walker Lane belt and add to Gryphon's inventory of volcanogenic hosted gold resources. Seven of the properties are in the Cortez Trend, seven in the Austin-Lovelock Trend, two in the Carlin Trend and the balance are unique situations throughout Nevada with a few in contiguous states. These properties offer Gryphon both production opportunities or royalty income upon production. Twenty-six of the properties are ‘farmed-out' through lease and option agreements that generate a positive cash flow net of carryings costs. The remaining wholly-owned properties are retained for Gryphon's own exploration effort or additional future farm outs.

The following is a summary of the major properties in which Nevada Eagle has interests:

Golden Arrow

The Golden Arrow property is located approximately 39 miles east of Tonopah within the Golden Arrow mining district of southern Nye County, Nevada, U.S.A., at geographic co-ordinates 37deg. 59min. North latitude by 116deg. 37min. West longitude. Access is excellent; 37 miles east of Tonopah, Nevada on Highway 6, then 12 miles south on graded dirt road. It is comprised of 196 contiguous unpatented lode mining claims covering approximately 4,051 acres.

The property is situated regionally within the Walker Lane Structural Belt, a terrain dominated by northwesterly-trending transcurrent faulting and hosting numerous precious metal deposits across central Nevada, and locally along the western rim of the Kawich resurgent caldera. Estimated production from volcanic-hosted epithermal gold and silver deposits along this belt exceeds 40 million ounces of gold and 540 million ounces of silver since 1859.

The property is underlain by Oligocene- to Miocene-age sequence of andesitic to rhyolitic volcanic and volcaniclastic rocks and spatially- and genetically-related to the tectonism and volcanism of the Kawich caldera. Rhyolitic domes and associated phreatic diatremes intruded the volcanic stratigraphy, and all lithologies are overlain by Pliocene-age basaltic glows prior to and coeval with Basin and Range faulting and erosion. Regional northwesterly- and northeasterly-oriented fault structures controlled both the deposition of the volcanic units and the distribution of siliceous and argillic alteration assemblages associated with precious metals-bearing mineralization.

Mineralization within the property is typical of a volcanic-hosted, low-sulphidation epithermal mineralizing system. Precious metal values are genetically- and spatially-associated with multi-episodic quartz-sulphide (/- adularia /- carbonate /- sericite /- barite) veins, veinlets and stockwork zones that are controlled by normal and oblique strike-slip faults within the rhyolitic-latite, volcaniclastic and andesite rock units.

Since 1981 ten successive companies, including Homestake Mining Company, Coeur d'Alene Mines and Kennecott Exploration Company, have conducted extensive geological, geochemical and geophysical surveying, and drilled at least 389 air-track, percussion, reverse circulation (RC) and diamond drill holes totaling at least 137,481 feet. Most of this work has been directed at discovering and delineating the near-surface bulk-tonnage potential of two adjacent zones, namely Gold Coin/Confidence Mountain and Hidden Hill. Several resource estimates, all non-complaint with National Instrument 43-101, have been calculated.

From July 2003 to January 2004, Pacific Ridge Exploration Ltd. Drilled 29 RC drill holes totaling 18,721 feet in seven separate target areas on the property. The majority of the holes tested for strike and down-dip extensions to higher-grade mineralized intercepts encountered in earlier drilling. Numerous high-grade intercepts, including 5 feet grading 2.435 opt. Au in the Confidence Mountain area, were encountered.

Several additional target areas have been identified as a result of Pacific Ridge's efforts which have the potential to host higher-grade, precious metals-bearing, structurally-controlled deposits. Within the drill-indicated disseminated gold mineralization, numerous structurally–confined zones containing gold grades between one and three ounces per ton have been intercepted.

Seven drill holes listed below demonstrate the high grade potential that should be explored.

  DH TGA 97-203 contains 15 feet 1.7 opt Au.

  DH GA 90-121 contains 8 feet grading .95 opt Au.

  DH GA 90-85 contains 10 feet grading .87 opt Au.

  DH GA 90-83 contains 15 feet grading .60 opt Au.

  DH KGA-3 contains 15 feet grading .47 opt Au.

  DH GA 94-159 contains 5 feet grading 2.95 opt Au.

  DH GA 94-166 contains 10 feet grading 1.88 opt Au.

These high-grade gold intercepts were encountered in past drilling programs designed to explore for bulk tonnage, low-grade deposits.  These intercepts have not been followed up systematically to determine the extent of high-grade mineralization.  Also three parallel NE trending vein-structures, north of the resources areas have not yet been drilled.  These structures have a cumulative strike length of over 3 miles.

Regent

The Regent property is located approximately 38 miles southeast of Fallon within the Rawhide mining district of northern Mineral County, Nevada, U.S.A., at geographic co-ordinates 39deg. 2min. North latitude by 118deg. 25min. West longitude. Access is Excellent; 32 miles east of Fallon, Nevada on Highway 50, then 21 miles south on Highway 31, thence west 6 miles along a well-maintained road. It is comprised of 110 contiguous unpatented lode mining claims covering approximately 2,272 acres.

The property is situated regionally along the northeastern margin of the northwest trending Walker Lane Structural Belt, a terrain dominated by northwesterly-trending transcurrent faulting. The Regent deposits more specifically lie along the northeastern margin of the Rawhide volcanic center. Numerous other volcanic hosted precious metal deposits are located within this northwest trending zone of complex structural disruption:  Goldfield, Tonopah, Comstock Lode, Paradise Peak, Silver Peak, Candelaria and Tallapoosa. Estimated production from volcanic-hosted epithermal gold and silver deposits along this belt exceeds 40 million ounces of gold and 540 million ounces of silver since 1859.

The property is underlain by a complex pile of mid-Miocene calc-alkaline volcanics, ranging in composition from basaltic andesite to latite to rhyolite.  Pyroplastic tuffs and minor volcanically-derived epiclastic sediments underlie much of the area from the Rawhide deposit to Regent, but the majority of the Regent project area is composed of a series of coalescing latitic flow-dome complexes.

Mineralization at Regent occurs in quartz veins and in intensely silicified illite and clay altered volcanic rocks many of which show intense brecciation. Mineralization can be classified (as can most of the Walker Lane) as low to intermediate sulfidation epithermal type; in the case of Regent with a very strong structural control. Structures that have received the most exploration attention to date are NNE with west dips such as the Regent Hill structure and NNW with east dips such as the Regent Hill and Antithetic structure. There are strongly ENE structures such as the Broadway and Crosstown structure that have been underexplored to date.

Since 1984 Kennecott and Newmont conducted exploration programs designed to develop low grade open pit bulk mineable resources. These programs resulted in the drilling of over 560 holes totaling at least 263,600 feet of shallow, vertical reverse circulation holes drilled within a limited area. Kennecott used these holes to define a small low-grade bulk mineable deposit. Both companies encountered significant high grade intercepts suggesting that a higher grade bonanza vein resource might be present.

The Regent property has excellent potential for further discovery of multiple ore bodies, on the order of 0.5-3 million tons. Collectively the discovery of multiple gold deposits would contribute significantly to the established reserve base at Regent.

Also, Kennecott discovered several high-grade gold quartz veins but did not pursue high-grade vein occurrences. Their exploration program was specifically aimed at finding more bulk tonnage disseminated mineralization in the crystal-lithic tuff unit. They did not test the vein systems systematically for high grade/underground deposits even though they discovered several zones grading above .25 opt Au in their drilling programs.

Monte Cristo

The Monte Cristo property is located approximately 25 miles west of Tonopah within the Gilbert mining district of northern Esmeralda County, Nevada, U.S.A., at geographic co-ordinates 38deg. 11min. North latitude by 117deg. 42min. West longitude. Access is good; 28 miles west of Tonopah, Nevada on Highway 95, then 9 miles north on graded dirt road. It is comprised of 239 contiguous unpatented lode mining claims covering approximately 4,731 acres.

The property lies within the Walker Lane, a region dominated by right-lateral strike-slip faults. These regional faults have created structural complexes of crosscutting faults and pullapart/accommodation features in the Monte Cristo Range. Caldera-related Tertiary volcanic rocks of varying composition are the dominant lithology in the range. Estimated production from volcanic-hosted epithermal gold and silver deposits along this belt exceeds 40 million ounces of gold and 540 million ounces of silver since 1859.

The structural setting of the Gilbert district is dominated by the strike-slip faulting typical of the Walker Lane. The dominant local structural trends are north-northeast and west-northwest. On the Monte Cristo property, a north-northeast to north-south striking fault separates older Tertiary rhyolitic pyroclastic flow units, rhyolite dikes, and rhyolite domes on the east from younger Tertiary andesitic flows and lahars on the west.

The mineralization within the property is located on an 11 km long north-northeast fault zone in Tertiary volcanics which is offset by northwest cross faults. The host rocks are Tertiary andesites, the same as the host rocks of the famous Comstock Lode at Virginia City, that produced gold. The gold-silver mineralization occurs within parallel shear structures on either side of the north-northeast fault. The McLean Lode, a zone of episodic veining, brecciation, and silicification with adularia, is hosted in clay altered andesitic rocks. The gold is associated with minor pyrite and acanthite. Native gold is seen in the centers of quartz veins as well as in silicified zones parallel to the shear fabric. The lode is 400m long, 300m down-dip and open, and averages 4.4m wide (1-11m), displaced at both ends by northwesterly cross-cutting faults. Both the historical RC drilling and core sampling by Gold Summit was used by MDA to estimate an inferred mineral resource of 365,000 tonnes at 6.5 g/t gold and 20 g/t silver using a 3.4 g/t gold equivalent cut-off.

Gold mineralization is recognized in fine-grained to massive quartz and calcite veins in brecciated Tertiary volcanics and sediments and in the Ordovician Palmetto Formation. Pyrite, adularia and barite are common gangue minerals. The veins dip 45-85 degrees to the west.

The western-most vein occurs in what is now the McLean Pit. In the mid-1980's 20,000 ounces were extracted from an open pit operation. The host rocks are breccias and tuffaceous rhyolite with local wallrock silicification and clay alteration. Locally weak to moderate opal-alunite alteration is visible around the pit area. The average grade was 0.07 opt Au, however, local samples can reach 1.0 opt Au. The vein and wallrock were mined about 250 feet deep. There was no visible structure or vein material at the surface. The hill that existed prior to the discovery, however, had features consistent within a high level, epithermal system. Trace elements As, Sb, and Hg are anomalous. The extensions of the structure down-dip pose an intriguing Midas-type, high-grade target. Projections of the structure north and south of the pit have never been found.

To the east of the Mclean pit lies the Black Mammoth-New Hope vein system. Numerous segments of the vein crop out and values along its 8,000 feet strike length can reach 0.25 opt Au and up to 15 opt Ag. The main Gilbert vein (Monte Cristo) with the Gilbert Mine located at the southern end, forms a continuous structure for about 3,000 feet. Values range up to 1.66 opt Au from dump samples at the Gilbert mine. The East vein lies approximately 3,000 feet east of the Gilbert vein. Samples taken along its 3,000 feet strike length include values as high as 0.53 opt Au.

Drilling in the district in the early 1980's, primarily by Anaconda, tested parts of these structures at relatively shallow depths (less than 500 feet). Exploration in the district has been sporadic over the past 20 years and has included companies such as Getty, U.S. Borax, Inmet, Felmont and Homestake. The McLean mine, a small gold deposit was developed on a somewhat broader gold zone associated with the westernmost vein. The mine produced approximately 20,000 ounces at a grade of about 0.07 opt Au. Values from the main part of the structure, however, can exceed 1.0 opt gold.

 The geologic environments of the district are diverse and provide numerous ore deposit target types such as gold-bearing jasperoids in the sedimentary lithologies of the Palmetto Formation, as well as porphyry copper, moly and associated skarn occurrences within and adjacent to a Cretaceous granitic intrusive complex.

Redlich

The Redlich property is located approximately 42 miles southeast of Hawthorne within the Rock Hill mining district of northern Esmeralda County, Nevada, U.S.A., at geographic co-ordinates 38deg. 11min. North latitude by 117deg. 59min. West longitude. Road access is excellent as the project is bisected by US Highway 95. It is comprised of 204 contiguous unpatented lode mining claims covering approximately 4,215 acres.

The property is situated regionally within the Walker Lane Structural Belt, a terrain dominated by northwesterly-trending transcurrent faulting and hosting numerous precious metal deposits across west-central Nevada. Redlich is located on the eastern flank of the Candelaria Hills.  Road access is excellent as the project is bisected by US Highway 95. Redlich is within the Walker Lane mineral belt, a northwest-striking structural corridor of volcanic-hosted gold and silver deposits including Aurora, Borealis, Rawhide, Bullfrog, Goldfield, Tonopah, Paradise Peak and Midway. Estimated production from volcanic-hosted epithermal gold and silver deposits along this belt exceeds 40 million ounces of gold and 540 million ounces of silver since 1859.

The Redlich area is underlain by Ordovician through Tertiary sedimentary and volcanic rocks. Tertiary age rocks include a 15 to 17 Ma andesite that is overlain by a rhyodacitic ash flow tuff.  The andesite is known to host bonanza veins and disseminated gold mineralization. Two distinct alluvial units overlie the volcanic sequence. Granodiorite dikes and stocks intrude the Palmetto Formation.  These intrusive rocks are interpreted as ranging from Jurassic to Tertiary based on cross-cutting relations.  Drilling indicates the granodiorite hosts gold mineralization. An isolated northwest-trending block of Permian Diablo Formation conglomerate overlies the Palmetto Formation along a low angle contact. The oldest exposed rocks on the project are siltstone, limestone and chert of the Ordovician Palmetto Formation.  Drilling indicates this unit hosts bonanza veins.

Two styles of gold mineralization occur at Redlich.  They include finely-banded quartz "bonanza" veins that typically contain gold grades exceeding 0.250 oz Au/t over 2 to 15 foot-wide (8.562 g Au/t over 0.6 to 4.6m) zones. Disseminated gold mineralization in clay altered or quartz stockwork controlled volcanic rocks and granodiorite.  These gold zones tend to be 55 to 210 feet-thick (16.7 to 64.0m) with gold grades ranging from 0.010 to 0.056 oz Au/t (0.343 to 1.918 g Au/t).

Previous exploration by Inspiration, FMC and Cordex focused along strike of the Redlich fault and on a 100 acre (40 hectares) area of Tertiary alluvium containing well-banded quartz vein float.  Sampling of well-banded quartz cobbles returned assays up to 4.0 oz Au/t (137.0 g Au/t) and 20 oz Ag/t (684.9 g Ag/t).  The source of these gold-bearing cobbles is unknown and most of this area remains untested by drilling.

FMC completed trenching, systematic soil sampling, rock sampling, and 8,270 feet (2521.3m) of drilling in 18 holes.  Results included 30 feet of 0.031 oz Au/t (9.1m of 1.099 g au/t) in hole FMCR-5.

Cordex completed a CSAMT survey and 28 rotary drill holes (R-1 through R-28).  Their drilling intersected higher-grade quartz vein zones and vertically extensive zones of lower-grade, disseminated gold mineralization.  Significant results included:

  10 feet of 0.284 oz Au/t (3.1m of 9.726 g Au/t) and 10 feet of 0.170 oz Au/t (3.1m of 5.822 g Au/t) in R-1

  60 feet of 0.017 oz Au/t (18.3m of 0.582 g Au/t) in R-2

  10 feet of 0.311 oz Au/t (3.1m of 10.651 g Au/t) in R-6

  90 feet of 0.017 oz Au/t (27.4m of 0.582 g Au/t) in R-19

Since the inception of the Miranda Gold / Newcrest joint venture, 65,334 feet (19.918m) of reverse circulation drilling in 90 drill holes has been completed.

In late 2004, Newcrest completed a phase one drill program consisting of 11,094 feet (3,382.3m) of inclined reverse circulation drilling in 19 holes (R-29 through R-47).  Results included 5 feet of 1.350 oz Au/t (1.5m of 46.233 g Au/t) in R-43 and 15 feet of banded epithermal quartz veins grading 0.330 oz Au/t (4.6m of 11.267 g Au/t) in R-45.  R-33 intersected 190 feet of 0.020 oz Au/t (70.1m of 0.684 g Au/t) in clay altered volcanic rocks with quartz stringers.  During the summer of 2005, Newcrest completed an additional 16,145 feet of reverse circulation drilling in 26 holes (R-48 through R-74).  These holes continued testing for high grade quartz-gold vein continuity along strike of the Redlich fault zone as well as offsetting mineralization in hole R-43.  Results of this program include a thinly-banded quartz vein with 5 feet grading 1.945 oz Au/t (1.5m of 66.610 g Au/t) in hole R-73.  Bonanza gold grades in R-73 represent a deeper and higher grade gold zone.

Miranda Gold geologists have constructed a three dimensional computer model illustrating geology and drill results generated from the three phases of drilling.  Four inclined holes (R-77, R-73, R-1 and R-84) with intercepts 0.250 oz Au/t or greater infer the existence of a north 30 degree west-striking and 80 degree northeast-dipping "vein" zone.  This "vein" zone appears continuous along 1,230 feet of strike and remains open to the northwest, southeast and at depth.  The southeast projection of this "vein" zone is noteworthy as only three holes test a 3,940 foot distance between holes R-84 and R-43.   Both holes intersect bonanza gold grades including 5 feet of 0.440 oz Au/t in R-84 and 5 feet of 1.350 oz Au/t in R-43.

The three dimensional model also outlines a 985 foot east-west by 1,230 foot north-south envelope of >0.010 oz Au/t mineralization surrounding the higher-grade "vein" zone.  This mineralization remains open to the west, southeast and south.

The potential quantity and grade is conceptual in nature as there has been insufficient exploration to define a mineral resource.  Miranda Gold and Newcrest are encouraged by these results and the exploration potential remains high.

Red Rock

The Red Rock property is located approximately 70 miles southwest of Tonopah within the Fish Lake Valley mining district of western Esmeralda County, Nevada, U.S.A., at geographic co-ordinates 37deg. 51min. North latitude by 118deg. 13min. West longitude. Access is excellent; 49 miles west of Tonopah, Nevada on Highway 6, then 12 miles south on Highway 264, then 6 miles west on graded dirt road.  It is comprised of 177 contiguous unpatented lode mining claims covering approximately 3,657 acres.

The property is situated regionally within the Southwest portion of the Walker Lane Structural Belt, a terrain dominated by northwesterly-trending transcurrent faulting and hosting numerous precious metal deposits across west-central Nevada. The Red Rock property lies near the junction of two major tectonic blocks, the Inyo-Mono Block and the Excelsior-Coaldale Block, and has suffered from significant faulting and deformation from several events. Estimated production from volcanic-hosted epithermal gold and silver deposits along this belt exceeds 40 million ounces of gold and 540 million ounces of silver since 1859.

The property is underlain by the Lower Cambrian Poleta Formation which consist of carbonate rocks. Above the carbonate rocks, sediments dominated by siliceous siltstone, argillite and chert of the Ordovician Palmetto Formation occur. Cenozoic rocks consist mostly of the mid-late Miocene andesite of Trail Canyon (>11 Ma), bedded sedimentary and volcaniclastic rocks correlative with the Esmeralda Formation, and late Miocene-Pliocene rhyolite tuffs, flows and dikes.

At least three different styles of gold mineralization are recognized on the Red Rock property. Epithermal quartz-adularia veins are the principal target, and in the Discovery area consist of individual veins <5-10 ft wide. The veins occur in at least 3 en-echelon or sub parallel vein sets, in zones perhaps as much as 20 ft or more wide. The vein mineralogy and geochemistry is fairly simple, with very fine-grained free gold-electrum, minor ruby silver, and possibly other silver and antimony minerals. The highest grade sample values are: 3.061 opt Au and 16.80 opt Ag in a 5 ft RC sample; and 2,926 opt Au and 17.57 opt in a 6.0 ft core sample. Silver: gold ratios are quite variable, but in most high-grade intercepts are ~5:1. Minor Se (to 20 ppm) occurs with the highest silver values suggesting trace silver selenides. Base metals, As, and Hg are generally low in the quartz-adularia veins.

Since 1982 eight successive companies, including Newmont, Amselco, Phelps Dodge, Curran Corporation, Cambior, Romarco, Victoria Resource Corporation and Escape Gold, have conducted extensive geological, geochemical and geophysical surveying, and drilled at least 147 air-track, percussion, reverse circulation (RC) and diamond drill holes totaling at least 88,035 feet. Most of this work has been directed at discovering and delineating the near-surface bulk-tonnage potential and later for discovering high grade epithermal veins.

The Red property, offers excellent exploration potential in the form of expanding and refinement of the high grade but complex low sulphidation gold mineralized veins in the Discovery Zone and in the advancement of the other targets using similar exploration models. Emphasis for future exploration would reasonably combine identification of prospective structural settings, favorable host assemblages, and vertical zoning within the well developed low sulphidation style epithermal systems. Five drill holes listed below demonstrate the high grade potential that should be explored.

  DH RMR-4 contains 115 feet 1.61 opt Au.

  DH RMR-14 contains 30 feet grading .34 opt Au.

  DH RPC-90-907 contains 25 feet grading 1.98 opt Au.

  DH RPR-89-14 contains 15, 10 & 10 feet grading .91, 1.41 & 1.27 opt Au.

  DH RPR-89-19 contains 15 feet grading .92 opt Au.

These intercepts have not been followed up systematically to determine the extent of high-grade mineralization.

Rosebud

The Rosebud property is located approximately 48 miles west of Winnemucca within the Rosebud mining district of northern Pershing County, Nevada, U.S.A., at geographic co-ordinates 40deg. 48min. North latitude by 118deg. 39min West longitude. Access is excellent; 46 miles west of Winnemucca, Nevada on Jungo Road, (gravel) well-maintained then 7 miles south on dirt road. It is comprised of 54 contiguous unpatented lode mining claims covering approximately 1,115 acres.

The property is located in the Kamma Mountains near Rosebud Peak, about 5 miles southeast of the Hycroft mine operated by Allied Nevada. The ore deposits are located under Dozer Hill, which is a rounded promontory of about 200 feet in relief.

The property is underlain by Oligocene bimodal volcanic rocks interbedded with pyroclastic and water-lain tuff. Jurassic-Triassic metasediments of the Auld Lang Syne Group, composed of carbonaceous shales, siltstones, sandstones and limestones, form the basement for overlying Tertiary volcanics. From the base upward, the volcanic sequence consists mostly of ash flow tuffs and andesitic flows; and a fine grained rhyolite flow dome complex.

The Rosebud is a low-sulfidation epithermal gold deposit. The mineralization within the property is characterized by up to four stages of discontinuous stockwork veins of quartz, calcite and clay. Sulphide content ranges from three to five percent as pyrite, marcasite, and trace amounts of chalcopyrite and sphalerite. Mineralization was indicated by drill intercepts as strong as 178 feet @0.72 opt Au (Northern Miner, 6-24-91).  One of the better intercepts in the East zone, in hole 198C, was 30 feet @ 1.89 opt Au (Mining Record, 7-24-91).  Mineralization occurs in tabular zones associated with the South Ridge fault and cross-cutting high-angle faults.  Quartz-calcite-clay veins cut clay altered, silicified, and/or sericitized Tertiary rhyolitic volcanic host rocks. Gold and silver minerals include electrum, aurian silver, naumannite, and argentite. These veins crosscut bleached, clay-altered and sericitized flows and tuffs.

The Rosebud district was founded in 1906, and minor production occurred during the early years after a rush to the site ensued. In 1988, LAC Minerals entered the district by staking claims around Dozer Hill, and by forming a joint venture with Equinox Resources, which held adjacent ground to the northwest extending beyond the Dreamland mine. In 1989, LAC discovered ore on their 3rd drill hole, intersecting 55 ft of 0.12 opt Au. Equinox purchased LAC's interest in 1993 and started an exploration decline. Hecla Mining completed the underground development after a merger with Equinox in the early 1994. Hecla and Santa Fe Pacific Gold formed the Rosebud Mining Company LLC (50/50) in late 1995 to develop the mine and truck the ore to the Twin Creeks mine to be processed. Hecla operated the mine, and Santa Fe operated the milling and exploration. Production commenced in April, 1997. Newmont took over Santa Fe's interest in the Rosebud joint venture upon acquisition of Santa Fe in May, 1997. The Rosebud mine produced 396,842 oz of gold and 2.3 million ounces of silver from 1997 to 2000. The average grade of gold over the mine life was 0.416 opt Au and 2.4 opt for Ag.

Currently Harvest Gold is compiling and reviewing all available historical data. All the paper maps and cross sections are being converted into digital data using Micromine 3D modeling software. The Company is focusing on 3 areas:

(1)

Evaluation of historic low and high grade gold mineralization that remains on the property;

(2)

Exploration for near surface, high grade gold mineralization similar to that which has been discovered on the property in the past; and

(3)

Exploration for large bodies of gold-silver mineralization at depth.

A detailed enzyme leach soil grid has been completed.  Results clearly indicate the Rosebud ore bodies, Northwest Corridor, and Far East zone.  A new target, the Northeast zone< is also indicated by the soil results.

The company is currently investigating gold and silver zones located at or near the periphery of the mined area.  To the northwest of the mine, the “Northwest Corridor” contains numerous high grade drill intercepts (described below).  Additional high grade intercepts are also reported at the eastern margin of the mine in the “Far East” zone.

Numerous drill intercepts have been encountered to the northwest of the Rosebud mine in what is called the Northwest Corridor.  Drill results in this area include: 10 feet @ 0.357 opt Au, 3.8 feet @ 0.249 opt Au, 5 feet @ 0.311 opt Au, 12.5 feet @0.169 opt Au, 3.1 feet @ 0.635 opt Au, 5.6 feet @ 0.888 opt Au, 7 feet @ 0.334 opt Au, 12 feet @ 0.522 opt Au, 16 feet @ 0.446 opt Au, and 9 feet @ 0.522 opt Au. Most of these intercept occur between 600 and 800 feet down hole.

Outside of the mined area, several other gold zones have been intersected by previous operators.  Some of the best drill intercepts in these areas are described below. In the Dreamland area the best drill intercepts to date have been: 5.9 feet @ 0.819 opt Au including 2.9 feet @ 1.394 opt Au at a depth of 1660 feet from surface and 2.2 feet @ 0.1 opt Au at a depth of 1208 feet. This mineralization is still undefined. The Motherload area contains a drill intercept of 15 feet @ 7.34 opt Ag within a vein. Limited follow up drilling has not defined the geometry of the mineralized zone. To the northeast of the mine, alluvium and talus cover the South Ridge fault, a major ore-controlling feature. Very limited drilling has been undertaken in this target area.  One hole drilled in this area in 2000 intersected 145 feet of stockwork veinlets containing drusy quartz, marcasite, and anomalous gold within metamorphic rocks that form the basement beneath the Tertiary volcanic host rocks at the mine.

In addition to the historical gold and silver target areas, Harvest Gold is systematically analyzing the potential of the remaining ground to identify new target areas that have not previously been recognized. The company is compiling, reviewing, and interpreting a large volume of project data generated by previous operators. These data include geologic mapping, rock chip geochemistry, soil geochemistry, geophysical data, and drilling data.

The Harvest Gold geological crew has completed its own detailed soil grid utilizing modern geochemical techniques capable of detecting signals from blind or buried mineral zones. The Rosebud Mine orebodies are well indicated by strong gold responses.  Gold mineralization in the Northwest Corridor and the Far East zone is also indicated by enzyme leach gold responses.  A new target zone is indicated to the northeast of the mine by enzyme leach gold, silver, and other metals.  The Northeast zone anomaly suggests a target of similar proportions and orientation to the Rosebud Mine.  This new target has not been drill tested.

Other Nevada Eagle  Properties

Nevada Eagle Resources controls a total of approximately 45 other exploration properties in Nevada, southeastern California and western Utah.  These individual properties range in size from one mining claim to 129 mining claims for a grand total of 24,792 acres.  Target commodity types are mostly gold and gold/silver, but also include copper/molybdenum, lead/zinc/copper and barite.  These target metals are found in a variety of geologic environments including volcanic-hosted epithermal bonanza veins and stock works, sediment hosted replacement and stock work deposits, granite-hosted mesothermal quartz veins and porphyry related quartz stock works and related deposits.

Sixteen properties host volcanic hosted gold and gold/silver targets as both discrete quartz veins and quartz stock work zones.  These are located in the Walker Lane Belt of western Nevada, the Pioche Belt in eastern Nevada and in several unique locations in northern and central Nevada. Typical gold assay grades range from low grade, open pittable gold values in the 0.03 ounces per ton range upward to plus 1.0 ounces per ton from underground mineable deposits.  These properties are Blackrock, Star City, Bald Peak, Argentite, Brik, Gold Reef, Stateline, Gold Springs 1, Gold Springs 2, Cold Springs, Wonder, Florence Canyon, Blue Sphinx, Jasperoid Peak, Velvet and Black Velvet.

Twelve properties host sediment-hosted gold targets similar to those found on the Carlin Trend. These properties are located along the Carlin and Cortez Trends with a few in unique locations. The properties include Rock Creek, Scraper Springs, Bullion Mountain, Indian Creek, Black Mountain, Grass Valley, Water Canyon, Kobeh, Anchor, Gold Point, Horse Thief, and Baxter Springs.

Nine properties host mesothermal high-grade gold quartz veins and stock works in granitic or metamorphic rocks. These are located in southeastern California and western Nevada.  Typical gold assays and past production from the veins returned from 0.25 to 1.5 ounces per ton. These properties are Southern Bell, Buckskin, Dale, Suitcase, Troy, Columbia, Cumberland, Ashby, and Argus.

Only three properties host lead/zinc/copper replacements in sedimentary rocks.  These are located in western Nevada.  Typical assays range from a combined Pb/Zn/Cu ranging of 5 to 15%.  These are found at Ruby, Four Aces and Mud Springs.

Three properties host porphyry-related copper/molybdenum targets, and located in western Nevada in the Walker Lane Belt. Past drilling has tested the broader reaches of the targets with drill intercepts returning molybdenum values in the 0.1% range and copper values in the 0.4% range. These properties are the New Boston, Ace and Fri Gold.

One industrial mineral property, which hosts a high grade barite deposit is found in central Nevada.  Past production from the Monitor property indicates that it qualifies for redevelopment due to its potential for high quality drilling mud production.

ITEM 3. LEGAL PROCEEDINGS

Except as provided below, neither we nor any of our property, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement.  No settlement has yet been reached.  Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, intent to have only minimal involvement in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our potential business operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Toronto Stock Exchange (“TSX”).  Our common shares commenced trading on the TSX on December 22, 2005.  Before trading on the TSX our stock was not publicly traded on any exchange.  The high and low bid quotations of our common stock on the TSX were as follows:

Period	High	Low

2008
April 1 – June 12, 2008 (TSX)	Cdn$0.54	Cdn$0.37
First Quarter (TSX)	Cdn$0.79	Cdn$0.40

2007
First Quarter (TSX)	Cdn$1.20	Cdn.$0.75
Second Quarter (TSX)	Cdn$1.13	Cdn$0.78
Third Quarter (TSX)	Cdn$0.95	Cdn$0.62
Fourth Quarter (TSX)	Cdn$0.98	Cdn$0.50

2006
First Quarter (TSX)	Cdn$1.54	Cdn$1.15
Second Quarter (TSX)	Cdn$2.33	Cdn$1.16
Third Quarter (TSX)	Cdn$1.69	Cdn$1.19
Fourth Quarter (TSX)	Cdn$1.43	Cdn$0.72

2005
Fourth Quarter(1) (TSX)	Cdn$1.15	Cdn$0.91

(1) Our shares were initially quoted for trading on December 22, 2005. There was no quote prior to December 22, 2005.

As of June 12, 2008 the closing bid quotation for our common stock was Cdn$0.39 per share as quoted by the TSX.

As of June 12, 2008, we had 61,977,305 shares of common stock issued and outstanding, held by approximately 1,800 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2008.

Equity Compensation Plans

Securities Authorized for Issuance

On March 29, 2005, our board of directors adopted a stock option plan which was approved by our shareholders on May 13, 2005.  As of March 31, 2007 we had granted 3,000,000 stock options, of which 565,000 were forfeited and 107,500 were exercised, pursuant to the terms of our 2005 stock option plan with expiry dates to 2011.   We may only issue up to 3,000,000 shares of common stock under the terms of the 2005 stock option plan.

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

On September 6, 2007, at the annual general meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholder approved increase, the 2006 Omnibus Incentive Plan authorizes the Company to grant 4,500,000 options and 1,000,000 restricted stock units. As of June 11, 2008 we had granted 4,722,000 stock options, of which 650,000 were forfeited, pursuant to the terms of our omnibus incentive plan as described below with expiry dates to 2013; 851,170 restricted stock units had been granted as of June 11, 2008, of which 142,750 have been forfeited and the equivalent of 22,500 were issued in cash pursuant to the terms of our omnibus incentive plan.

We have no equity compensation plans in place that have not been approved by our shareholders, but amendments and proposed plans will be presented to shareholders for approval at the annual general meeting.   The table below shows securities issued under our equity compensation plans as of April 28, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,423,670(1)	$0.89*	1,117,080(2)
Equity compensation plans not approved by security holders	--	--	--
TOTAL	6,423,670	--	1,117,080

(1)

Consists of 2,372,500 outstanding options granted from the Stock Option Plan, 3,697,000 outstanding options granted from the Omnibus Incentive Plan, and 354,170 restricted stock units granted under the Omnibus Incentive Plan.

(2)

Consists of 803,000 options and 314,080 restricted stock units remaining under the Omnibus Incentive Plan.

*

Based on the March 31, 2008 exchange rate of Cdn$1.0265 equals US$1

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

Certain restrictions contained in the Plan include:

  the number of shares of common stock which may be issued pursuant to the Plan (or any other employee related plan or options for service) to any one person may not exceed 5% of all the common shares issued and outstanding on a non-diluted basis from time to time; and

  the number of shares of common stock which may be issued pursuant to the Plan (or any other employee-related plan or options for services) to insiders (as defined in the rules of the Toronto Stock Exchange to include generally directors, senior officers of Gryphon Gold or its subsidiaries or shareholders who own more than 10% of our common stock) during any twelve month period may not exceed 10% of the common stock issued and outstanding on a non-diluted basis from time to time (unless approval of disinterested shareholders has been obtained in accordance with the rules of the Toronto Stock Exchange).

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

Gryphon Gold's board of directors may at any time terminate or amend the Plan in any respect, provided however, that the board may not, without the approval of the shareholders, amend the Plan or any option granted thereunder in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

Sale of Unregistered Securities

All sales of unregistered securities were previously reported in the Company's quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this prospectus.

Overview

In May 2005 we initiated a drilling program.  As of March 31, 2008, approximately 203 holes and 142,220 feet of RC drilling have been completed.  A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.  During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben resource or complete exploration in the Pediment areas of the Borealis property.

We are currently performing exploration on the Borealis Property for the purpose of identifying additional potential gold resources.  During 2008 we expect to prepare a technical report on the previously mined area of the Borealis Property to further delineate the gold mineralization available for the operation of a mine, to upgrade some or all of the mineralized material to proven and probable reserves, design the open pit mine, heap leach pads and gold recovery plant and to estimate the capital and operating costs of the proposed mining scenario. Metallurgical test work completed to date indicates the oxide material is amenable to conventional heap-leach recovery methods. If we complete a technical report during 2008 and, if warranted have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming adequate additional capital is available.

Transactions during year ended March 31, 2008

On July 4, 2007, we entered into a membership interest purchase agreement (the "Purchase Agreement") with Gerald W. Baughman and Fabiola Baughman, as sellers, and Nevada Eagle Resources LLC, a Nevada limited liability company, under which Gryphon agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle. The transaction closed August 21, 2007.  Under the terms of the Purchase Agreement, Gryphon acquired Nevada Eagle from the Sellers for the following consideration:

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

In addition, we granted the Sellers registration rights.

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

On August 7, 2007, we closed a private placement of 5.0 million units at a price of Cdn.$0.80 per unit for gross proceeds of Cdn.$4.0 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants are exercisable at a price of Cdn$1.00 if exercised within twelve months of the closing and at a price Cdn$1.25 if exercised after the first anniversary but prior to expiry. We paid qualified registered dealers cash commissions in the amount of Cdn$152,040 and issued warrants to acquire 265,050 common shares (at a price of Cdn$0.83 for a period of up to 9 months from closing).  The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company has granted registration rights to the investors. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On December 14, 2007 we completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,200.  The private placement closed in three tranches on November 22, November 27 and December 14, 2007.  Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 million units placed by them (14,000 of the compensation warrants were later rejected and cancelled by one of the registered dealers). We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

Over the last 12 months, our drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This drilling program consisted of a series of Graben deposit expansion drilling and extension drilling north of the successful G3 – G13 fence of holes. The drilling of the Graben deposit alternated with follow up exploration drilling in the Central and Western Pediments where 4 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

During fiscal 2008, we completed a Controlled Source Audio-Frequency Magnetotelluric (CSAMT) survey on the gold deposits in the Graben.   We then expanded the survey to other parts of the Borealis property.  We completed several joint venture and lease agreements for un-leased properties held by Nevada Eagle Resources.  In April 2008, we announced the results of a new CIM compliant NI 43-101 report for the gold resource on the Borealis property.

We expect that over the remainder of fiscal 2009 we will perform exploration drilling in the pediment areas, complete a technical report examining the economic viability of an oxide heap leach mine, and takes steps as necessary to ensure the permits under the existing Plan of Operation remain in place.  With respect to Nevada Eagle Resources, we expect to stake additional properties and to continue to activity lease or joint venture properties to third party exploration companies.

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

Revenue recognition

Mineral lease rentals or option payments are treated as reductions of the cost of the property as the payer is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income.  Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments.  Stock and other equity instruments are recognized based on their fair market value at the time of receipt.  Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities.  Privately held stock, or stock that is not currently trading is valued at zero.  The leases provide for the receipt of royalty payments upon production of the property.  Royalty payments will be recognized in the period in which production occurs.  There are no properties in the production stage at this time.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 7%.  Estimation of forfeitures will be reviewed on a quarterly basis.

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

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s consolidated financial results.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods.  Property payments we received under lease or joint venture arrangements are recorded as a reduction in the carrying value of the property.

Year ended March 31, 2008 compared to year ended March 31, 2007

For the year ended March 31, 2008 we had a net loss of $7,850,766 or $0.13 per share compared to a net loss of $8,737,141 or $0.21 per share for the prior year, as spending on our exploration program decreased and management salaries deceased.

Exploration expenses during the year ended March 31, 2008 were $3,845,525 or 49% of our total net expenses compared to $4,819,692 or 55% of total net expenses in the prior year. The decrease in spending occurred because activity on the property during the current year was focused on exploration drilling in the pediment and Graben areas while in the prior year we focused on continuation of permitting activities, exploration drilling program and completing the feasibility study on our Borealis property, which commenced May 2005 and was terminated in November 2006.  During the year we drilled a total of 31 reverse circulation holes (totaling 36,485 feet) on the Borealis property, compared to 56  reverse circulation holes (totaling 54,530 feet) drilled during the prior year.  Drilling was terminated earlier in fiscal 2008 than the preceding year due to more severe winter conditions and the desire to complete geophysical and permitting activities to better understand the geology and therefore select better drill site targets in the pediment exploration areas.

Management salaries and consulting fees for the year ended March 31, 2008 were $2,061,885 compared to $2,632,794 incurred in the prior year as the number of employees decreased during the year and non-cash compensation decreased.  Total non-cash compensation expense recognized in the year totaled $829,080 compared to non-cash compensation expense of $1,466,207 recognized in the prior year.    General and administrative expenses totaled $1,007,053, compared to $890,596 in the prior year.  The increase is due to higher spending on investor relations that included the attendance with a booth for the first time at a number of gold trade shows, video recorded media presentations and greater level of general advertising. We incurred $96,964 in closing costs of our Lakewood, Colorado office, and this amount was included in general and administrative expenses in fiscal 2007.  Legal and audit fees for the period increased to $492,308 from $330,005 for the year ended March 31, 2007.  The increase resulted from a larger number of registration statements being completed for shares issued under private placements, an increase in audit fees due to the acquisition of Nevada Eagle Resources, and legal fees related to potential acquisition activity. Travel and accommodation expense for the year ended March 31, 2008 was $202,118, compared to $325,024 for the prior year.  The decrease is due to fewer property site visits.

Interest income earned on cash deposits was $203,970 for the year ended March 31, 2008, compared to $322,725 in the prior year due to lower cash balances held on average through the current year versus the prior year and a declining interest rate environment in the latter half of the current fiscal year.  Interest expense totaled $316,963, of which $159,775 was non-cash.  The interest expense was related to the note payable for the purchase of Nevada Eagle Resources during fiscal 2008.

Year ended March 31, 2007 compared to year ended March 31, 2006

For the year ended March 31, 2007 we had a net loss of $8,737,141 or $0.21 per share compared to a net loss of $5,602,336 or $0.19 per share for the prior year, as spending on our exploration activities increased significantly, along with an increase in staffing levels and higher corporate administration costs.

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

Management salaries and consulting fees for the year ended March 31, 2007 were $2,632,794 compared to $1,145,626 incurred in the prior year as staffing increased and the company adopted the fair value recognition provisions of SFAS No. 123(R), “Stock-Based Payment”, which resulted in additional non-cash compensation expense of $1,268,422 to be recognized in the year.  Salaries and consulting fees are expected to decrease in future periods as we have reduced staff due to postponing the development of our heap leach mine on the Borealis property.  General and administrative expenses totaled $890,596, compared to $480,891 in the prior year.  The increase is due to higher spending on investor relations, rent related to our Lakewood and Hawthorne offices, related office support and insurance.  We incurred $96,964 in closing costs of our Lakewood, Colorado office, this amount was included in general and administrative expenses.  Legal and audit fees for the period increased to $330,005 from $307,942 for the year ended March 31, 2006, this is mainly due to costs associated with being a public company that reports in both Canada and the United States and is therefore subject to additional reporting and compliance requirements.  Travel and accommodation expense for the year ended March 31, 2007 was $325,024, compared to $154,887 for the prior year.  The increase is due to greater corporate travel associated with investor relations and property site visits.  Interest income earned on cash deposits was $322,725 for the year ended March 31, 2007, compared to $168,170 in the prior year due to higher cash balances held on average through the current year versus the prior year.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common shares from treasury. During the fiscal year ended March 31, 2008 total cash of $7,355,918 was raised from the sale of stock in private placements.  A further $84,500 was raised through the exercise of warrants to common shares of the company.   During fiscal 2008, we received $245,805 in cash and shares and warrants valued at $193,030 for lease and joint venture payments on exploration properties of Nevada Eagle Resources.

At March 31, 2008, we had working capital of $3,937,611, and we had current assets consisting of $4,196,394 in cash, $92,104 in accounts receivable and $142,540 in prepaid expenses.  Shares held for trading totaled $151,543 and represent shares received for property lease payments.  These shares will be sold once they are free trading (all shares free trading by July 19, 2008). We had $644,970 in current liabilities at March 31, 2008, consisting of $626,843 in accounts payable and accrued liabilities and $18,127 in current portion of capital leases.

On August 7, 2007, we closed a private placement of 5.0 million units at a price of Cdn$0.80 per unit for gross proceeds of Cdn$4.0 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants are exercisable at a price of Cdn$1.00 if exercised within twelve months of the closing and at a price Cdn$1.25 if exercised after the first anniversary but prior to expiry. We paid qualified registered dealers cash commissions in the amount of Cdn$152,040 and issued warrants to acquire 265,050 common shares (at a price of Cdn$0.83 for a period of up to 9 months from closing).  The shares, warrants and underlying shares were not qualified by prospectus and have not been registered under U.S. securities laws and are subject to resale restrictions. The Company has granted registration rights to the investors. Such registration has been completed.  The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On December 14, 2007 we completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,200.  The private placement closed in three tranches on November 22, November 27 and December 14, 2007.  Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 million units placed by them (14,000 of the compensation warrants were later rejected and cancelled by one of the registered dealers). We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.  The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC, within 120 days of closing, a registration statement under the Securities Act and to cause such statement to be declared effective. We filed a registration statement with the SEC.  The proceeds of this offering will be applied to fund the continuation of our exploration and development program on the Borealis Property.

On March 15, 2007, we entered into an Advisory Services Agreement with Roman Friedrich & Company Ltd. (“RFC”).  Under the terms of the Advisory Services Agreement, commencing March 15, 2007, in exchange for RFC’s financial advisory services, we agreed to compensate RFC by paying a retainer fee of Cdn$7,500 per month and issuing 7,500 common shares per month, payable on a quarterly basis commencing June 2007.   The agreement was terminated near the end of fiscal 2008.

On July 4, 2007, we entered into a membership interest purchase agreement with Gerald W. Baughman and Fabiola Baughman, as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle.  Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

(a)

2,500,000 in cash;

(b)

four million five hundred thousand (4,500,000) shares of our common stock; and

(c)

a 5% convertible note in the principal amount of $5,000,000.

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008 and due each January 1 and June 1. In addition to the purchase consideration, the Baughmans were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle from January 1, 2007 through midnight on December 31, 2007.

In addition, we granted the sellers registration rights.

Under the terms of the purchase agreement, the closing of the acquisition was subject to closing conditions, including:

(a)

A Lock-up Agreement, dated August 21, 2007, under which the Sellers agreed that for a period of three months following the Closing Date not to sell Common Shares issued or issuable under the Purchase Agreement and Convertible Note and, thereafter, to limit the sale of such Common Shares to 20% of the aggregate Common Shares issued under the Purchase Agreement and Convertible Note each quarter (with unsold Common Shares aggregating each quarter thereafter);

(b)

An Employment Agreement between us and Mr. Baughman for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development;

(c)

 A Non-Competition Agreement under which the Sellers have agreed not to compete with the Registrant for the latter of (i) twelve (12) months following the Closing Date, or (ii) twelve (12) months following the termination of the Company's employment of Gerald Baughman.  The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Registrant or Mr. Baughman during the course of his employment by the Registrant, in any manner or capacity.  “Area of Interest” is defined as any property owned by the Registrant, Nevada Eagle, or any affiliate of the Registrant or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by the Registrant, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

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

Significant changes in number of employees

We currently have seven employees, and we started the year with ten employees.  We do not expect a significant change in this number.  We also utilize consultants throughout the year, the number of which varies at any one time.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,485 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims on the Borealis property, we make payments totaling approximately $130,000 annually. These payments are contingent upon us maintaining an interest in the property.  Through Nevada Eagle, we also make claim payments of approximately $50,000 annually.  The definitive amount depends on the exact number of claims and the number of unleased properties.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,432,134.  Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of March 31, 2008, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	year	2-3 Years	4-5 Years	Years

Capital Lease obligations (1)	$18,127	$18,127	$0	$0	$0
Operating Lease Obligation (2)	14,600	14,600	0	0	0

Total	$32,727	$32,727	$0	$0	$0

(1) The capitalized leases are for the purchase of a truck.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Gryphon Gold Corporation
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended March 31, 2008 and for the period from April 24, 2003 (inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2008 and for the period from April 24, 2003 (inception) to March 31, 2008, in conformity with United States generally accepted accounting principles

Vancouver, Canada	/s/ Ernst & Young LLP
May 23, 2008	Chartered Accountants

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements

Gryphon Gold Corporation
 (an exploration stage company)
March 31, 2008 and 2007
(Stated in U.S. dollars)

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	As at March 31, 2008	As at March 31, 2007
	$	$

ASSETS
Current
Cash	4,196,394	7,150,154
Held for trading securities	151,543	-
Accounts receivable	92,104	65,483
Prepaid expenses	142,540	129,065
Total Current Assets	4,582,581	7,344,702
Equipment [note 4]	142,511	153,362
Mineral properties [note 3 & 5]	12,209,864	1,920,371
Other assets [note 7]	257,844	134,759
	17,192,800	9,553,194

LIABILITIES AND STOCKHOLDERS EQUITY
Current
Accounts payable and accrued liabilities	626,843	786,565
Current portion of capital lease [note 8]	18,127	32,977
Total current liabilities	644,970	819,542

Capital lease [note 8]	-	17,308

Convertible promissory note [note 9]	4,432,134	-

Commitments & contingencies [note 13]

Stockholders' equity
Common stock	61,735	47,298
Addition paid-in capital	37,885,549	26,649,868
Deficit accumulated during the exploration stage	(25,831,588)	(17,980,822)
Total stockholders' equity	12,115,696	8,716,344
	17,192,800	9,553,194

See accompanying notes

On behalf of the Board:

/s/ Anthony (Tony) D.J. Ker	/s/ Rohan Hazelton
Director	Director

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US dollars)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period from April 24, 2003 (inception) to March 31, 2008

	$	$	$

Exploration [note 6]	3,845,525	4,819,692	13,773,632
Management salaries and consulting fees [note 11]	2,061,885	2,632,794	7,305,037
General and administrative	1,007,503	890,596	2,582,031
Legal and audit	492,308	330,005	1,452,795
Travel and accommodation	202,118	325,024	891,688
Depreciation & amortization	68,059	53,368	153,489
Loss on disposal of equipment	6,552	19,722	26,274
Foreign exchange (gain) loss	12,336	(11,335)	(5,477)
Interest income	(203,970)	(322,725)	(706,331)
Interest expense	316,963	-	316,963

Loss for the period	(7,809,279)	(8,737,141)	(25,790,101)

Unrealized loss on securities	41,487	-	41,487

Net loss for the period	(7,850,766)	(8,737,141)	(25,831,588)

Basic and diluted loss per share	(0.13)	(0.21)

Basic and diluted weighted average number of common shares outstanding	61,709,403	41,242,535

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS EQUITY
(Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$
Balance, inception April 24, 2003	-	-	-	-	-
Shares issued
For private placements	33,197,370	33,197	16,765,307	-	16,798,504
Share issue costs	-	-	(645,028)	-	(645,028)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	-	5,036,497
Share issue costs (IPO)	-	-	(2,241,960)	-	(2,241,960)
Compensation component of shares issued	-	-	226,000	-	226,000
Fair value of agent's warrants issued private placements [note 10[b]]	-	-	156,740	-	156,740
Fair value of underwriters’ compensation warrants on IPO [note 10[b]]	-	-	135,100	-	135,100
Exercise of warrants	197,500	198	194,085	-	194,283
Fair value of options granted to consultant [note 10[c]]	-	-	49,558	-	49,558
Net loss since inception	-	-	-	(9,243,681)	(9,243,681)
Balance, March 31, 2006	40,294,870	40,295	19,669,399	(9,243,681)	10,466,013
Shares issued
For private placements	5,129,000	5,129	3,966,518	-	3,971,647
Share issue costs	-	-	(95,505)	-	(95,505)
Fair value of agent's warrants issued
on private placements [note 10[b]]	-	-	11,397	-	11,397
Fair value of options granted [note 10[c]]	-	-	1,314,961	-	1,314,961
Fair value of vested stock grants [note 10[d]]	108,000	108	151,138	-	151,246
Exercise of warrants	1,658,275	1,658	1,548,894	-	1,550,552
Exercise of options	107,500	108	83,066	-	83,174
Net loss for the year	-	-	-	(8,737,141)	(8,737,141)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued
For private placements [note 10[a]]	9,486,500	9,487	7,346,431	-	7,355,918
Share issue costs	-	-	(523,288)	-	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	-	3,449,418
Fair value of agents’ warrants issued on private placements [note 10[a]&[b]]	-	-	54,490	-	54,490
Fair value of options granted [note 10[c]]	-	-	459,519	-	459,519
Fair value of vested stock grants [note 10[a]&[d]]	321,250	320	369,241	-	369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	-	84,500
Net loss for the period	-	-	-	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period from April 24, 2003 (inception) to March 31, 2008
	$		$
OPERATING ACTIVITIES
Net Loss for the period	(7,850,766)	(8,737,141)	(25,831,588)
Items not involving cash:
Depreciation	68,059	53,368	153,489
Loss on disposal of equipment	6,552	19,722	26,274
Fair value of options, warrants
and other non-cash compensation	829,080	1,466,207	2,649,220
Non-cash interest expense [note 9]	159,775	-	159,775
Unrealized loss on securities	41,487	-	41,487
Changes in non-cash working
capital items:
Accounts receivable	(26,621)	15,767	(92,104)
Accounts payable and accrued liabilities	(159,722)	(411,258)	626,843
Prepaid expenses	(13,475)	(18,975)	(142,540)
Cash used in operating activities	(6,945,631)	(7,612,310)	(22,409,144)
INVESTING ACTIVITIES
Reclamation deposit	(60,877)	(74,959)	(195,636)
Purchase of equipment	(57,374)	(38,642)	(251,642)
Nevada Eagle acquisition and related non-compete agreement [note 3]	(3,068,340)	-	(3,068,340)
Mineral property expenditures [note 5]	(9,119)	(22,164)	(1,929,490)
Mineral property lease payments received	245,805	-	245,805
Proceeds from sale of equipment	2,314	3,950	6,264
Cash used by investing activities	(2,947,591)	(131,815)	(5,193,039)
FINANCING ACTIVITIES
Capital lease principal payments	(32,158)	(17,911)	(50,069)
Cash received for shares	7,440,418	5,605,373	34,607,555
Share issue costs	(468,798)	(84,108)	(3,148,034)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	6,939,462	5,503,354	31,798,577

Increase (decrease) in cash
during the period	(2,953,760)	(2,240,771)	4,196,394
Cash, beginning of period	7,150,154	9,390,925	-
Cash, end of period	4,196,394	7,150,154	4,196,394

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Stock-based compensation

The Company accounts for its stock options in accordance with FAS 123(R) – Share Based Payments, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees.  In accordance with FAS 123(R) –Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

CHANGES IN ACCOUNTING POLICIES

FIN 48

In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The Company adopted FIN 48 on April 1, 2007. The cumulative effect of the adoption of FIN 48 had no impact.

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

Intangible Assets

Identifiable intangible assets include a non-competition agreement.  The initial measurement of the non-competition agreements is based on the fair value of the consideration paid.  The agreement is being amortized on a straight-line basis, over management’s estimated useful life of five years.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, the application of this Statement will change current practice and is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s consolidated financial results.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

3.

ACQUISTION OF NEVADA EAGLE RESOURCES LLC

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

(a)

$2,500,000 in cash;

(b)

4,500,000 shares of common stock of the Company (the “Common Shares”) valued at $3,449,418; and

(c)

a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”) with an issue date of August 21, 2007 and a fair value of $4,272,359.

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

Gryphon granted the Sellers registration rights under which Gryphon agreed to file, within the later of (i) 90 days of the Closing Date or (ii) any date in which Gryphon is required to file a registration statement for a third-party in connection with a financing or acquisition, but no later than 120 days from the Closing Date, a resale registration statement under the Securities Act of 1933, as amended (“Securities Act”), to register the Common Shares issuable at Closing and the common shares of the Company issuable upon exercise of the Convertible Note.

Upon completion of the Acquisition, Nevada Eagle became a wholly-owned subsidiary of Gryphon Nevada Eagle Holding Company, a Nevada corporation, which is a wholly-owned subsidiary of the Company. Nevada Eagle has interests in approximately 54 prospective gold properties covering over 70 square miles of gold

3.

ACQUISTION OF NEVADA EAGLE RESOUCES LLC (cont’d.)

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

(b)

An Employment Agreement between Gryphon and Mr. Baughman for a term of one year, renewable by the parties, to serve as Gryphon’s Vice President of Corporate Development;

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
$10,790,117

4.

EQUIPMENT

	March 31, 2008
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	197,986	80,897	117,089
Trucks under capital lease	71,319	45,897	25,422
Total	269,305	126,794	142,511

	March 31, 2007
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	151,857	46,601	105,256
Trucks under capital lease	71,319	23,213	48,106
Total	223,176	69,814	153,362

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

Effective August 21, 2007, the Company purchased all the rights and interests of Nevada Eagle, as described in note 3.  $10,719,209 of the purchase price was allocated to the value of the exploration properties acquired.

Total
$

Mineral property costs, March 31, 2005	1,775,326
Expenditures during the year	122,881
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864

6.

EXPLORATION

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period from April 24, 2003 (inception) to March 31, 2008
	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	2,111,442	2,623,795	6,705,380
Property maintenance	576,118	668,260	2,545,090
Geologic and assay	744,385	657,976	1,968,324
Project management	257,588	535,975	1,401,789
Engineering	82,445	295,792	825,785
Metallurgy	43,119	37,894	296,836
Subtotal Borealis property	3,815,097	4,819,692	13,743,204
Other exploration	30,428	-	30,428
Total exploration	3,845,525	4,819,692	13,773,632

7.

OTHER ASSETS

	March 31, 2008 $	March 31, 2007 $
Reclamation bond & deposits	195,636	134,759
Non-compete agreement (net of accumulated amortization $8,700)	62,208	-
	257,844	134,759

During the year ended March 31, 2008, the Company increased the amount of their performance bond from $113,759 to $168,459 by purchasing a further performance bond totaling $54,700 from an insurance company.  The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service.  The Company also holds a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2007 - $21,000), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The company increased the amount of this bond by $6,177 in December 2007. At March 31, 2008, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2007 – $5,600) representing future obligations related to its drilling activities completed to March 31, 2008.

As part of the acquisition of Nevada Eagle (note 3), the primary interest holder entered into a non-compete agreement.  The non-compete agreement is being amortized over 5 years.

8.

CAPITAL LEASE

The Company leases a truck that is accounted for as a capital lease, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the liability and result in interest expense and the asset is depreciated.  The actual lease payment is $1,312 per month with a residual payment of $13,854 due June 2008.

The present value of required payments during each fiscal year is as follows:

$
2009	18,127

9.

CONVERTIBLE PROMISSORY NOTE

	March 31, 2008 $	March 31, 2007 $
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to March 31, 2008, totalled $159,775.	4,432,134	0

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year.  The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share.  The conversion rate is subject to certain anti-dilution adjustments and is also subject to adjustment on payment of cash dividends by Gryphon Gold.  Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%.  The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at March 31, 2008.  The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered.  The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, has been recorded at its estimated issue date fair value of $4,272,359 at date of issue, in the unaudited consolidated balance sheet. Interest and discount accretion of $152,055 and $159,775, for the year ended March 31, 2008, has been recorded as interest expense in the consolidated income statement.  The former owner of Nevada Eagle is also an employee of the Company (see note 3).

10.

CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the year ended March 31, 2008, 223,750 common shares were issued to employees and directors of the Company upon vesting of outstanding Restricted Stock Units.

On December 14, 2007, the Company completed the final tranche of a private placement totaling 4,486,500 units at Cdn$0.80 for gross proceeds of Cdn$3,589,200.   Each unit consisted of one common share and one series I warrant.  Each series I warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  Cash compensation of Cdn$71,624 and 89,530 (of which 14,000 have been forfeited) compensation warrants (series J) were issued to agents and are exercisable at a price of Cdn$0.80 per share and expire 9 months after closing.  The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.

On August 21, 2007, the Company issued 4,500,000 common shares as partial consideration for the acquisition of Nevada Eagle (see note 3, ‘Acquisition of Nevada Eagle Resources LLC’).

On August 3, 2007, the Company completed a private placement of 5,000,000 units at Cdn$0.80 for gross proceeds of Cdn$4,000,000.  Each unit consisted of one common share and one series G warrant.  Each series G warrant entitles the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry.  Cash compensation of Cdn$152,040 and 265,050 compensation warrants (series H) were issued to agents and are exercisable at a price of Cdn$0.83 per share and expire 9 months after closing. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days.

On April 4, 2007 130,000 broker warrants were exercised at a price of $0.65USD.

10.

CAPITAL STOCK (cont’d)

During the period March 15, 2007 to March 15, 2008, the Company had a consulting agreement with a financial advisor.  7,500 common shares per month were issued as compensation under the agreement.  The following table summarizes shares issued and expense recognized under the agreement.

Date Issued	Shares Issues	Expense $
June 30, 2007	30,000	25,111
September 30, 2007	22,500	20,355
December 30, 2007	22,500	16,342
March 31, 2008	22,500	9,206
	97,500	71,014

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727

10.

CAPITAL STOCK (cont’d)

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2008:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.8	Cdn$1.35	February 9, 2009
5,000,000	1.3	Cdn$0.80*	August 3, 2009
265,050	0.1	Cdn$0.83	May 3, 2008
3,254,000	1.6	Cdn$1.00**	November 22, 2009
1,050,000	1.6	Cdn$1.00**	November 27, 2009
182,500	1.6	Cdn$1.00**	December 14, 2009
17,780	0.4	Cdn$0.80	August 22, 2008
57,750	0.4	Cdn$0.80	August 27, 2008
14,827,080	1.1	$1.09***

*The warrants are exercisable through August 3, 2008 at Cdn$0.80 and exercisable at Cdn$1.10 per unit thereafter until expiry
**The warrants are exercisable through November 21, November 26, and December 13, 2008 at Cdn$1.00 and exercisable at Cdn$1.25per unit thereafter until expiry
*** Based on the March 31, 2008 exchange rate of Cdn$1 equals US$0.9742.

The fair value of agents’ and underwriters’ warrants issued during 2008, 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions: a risk-free interest rate of 3.38% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 51% to 70% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

[c]

Stock options:

On March 31, 2008, a consultant and an employee were granted 35,000 options.  The consultant’s options vest immediately (10,000) and the employee’s options (25,000) will vest over two years, both are exercisable for 5 years at a price of Cdn$0.43 per share.

Effective March 24, 2008, a consultant was granted 250,000 stock options.  100,000 options vest immediately while the remaining 150,000 options will vest in accordance to the terms outlined in the consulting agreement.  The options are exercisable for 5 years at a price of Cdn$0.49 per share.

On February 11, 2008, a consultant was awarded 150,000 stock options.  The options vest over two years and are exercisable for 5 years at a price of Cdn$0.62 per share.

On October 11, 2007, an investor relations firm was awarded 47,000 stock options.  The options vested immediately and are exercisable for 5 years at a price of Cdn$0.88 per share.

On September 6, 2007, a director was awarded 100,000 stock options.  The options vest over one year and are exercisable for 5 years at a price of Cdn$0.77 per share.

On September 13, 2007, an employee was granted 20,000 stock options that vest over 2.5 years and are exercisable for 5 years at a price of Cdn$0.81 per share.  10,000 of these options have been subsequently forfeited.

On September 21, 2007, four employees were granted 835,000 stock options that vest over two years and are exercisable for 5 years at a price of Cdn$0.90 per share.  85,000 of these options have been subsequently forfeited.

On July 27, 2007, a consultant was awarded 75,000 stock options that vest over one year and are exercisable for 5 years at a price of Cdn$0.91  per share.  25,000 of these options have been subsequently forfeited.

10.

CAPITAL STOCK (cont’d)

On May 11, 2007, two employees were granted a total of 60,000 stock options.  The options vest over the next 18 months and are exercisable for 5 years at a price of Cdn$0.95 per share. 40,000 of these options have been subsequently forfeited.

A further 625,000 options which were granted in prior years were forfeited during fiscal year 2008.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 7.0%.  Estimate of forfeitures is reviewed on a quarterly basis.  Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended March 31, 2008 $	Year Ended March 31, 2007 $
Management salaries, exploration expense & consulting fees	829,080	1,466,207

Stock option activity

The following table summarizes the Company’s stock option activity for the year ended March 31, 2008:

	Year Ended March 31, 2008	Weighted Average exercise price	Year Ended March 31, 2007	Weighted Average exercise price
Outstanding, beginning of April 1, 2007	5,282,500	$0.91	2,879,000	$0.77
Granted	1,572,000	$0.77	2,745,000	$1.06
Exercised	-	-	(107,500)	$0.77
Forfeited	(785,000)	$0.87	(234,000)	$1.11
Total outstanding at March 31, 2008	6,069,500	$0.94	5,282,500	$0.91
Vested and exercisable at March 31, 2008	5,099,500	$0.97	3,205,000	$0.81
* Based on the March 31, 2008 exchange rate of Cdn$1 equals US$0.9742.

10.

CAPITAL STOCK (cont’d)

The following table summarizes information about stock options outstanding as at March 31, 2008:

Stock Options Outstanding and Exercisable
Stock Options Outstanding	Average Remaining Life (Years)	Stock Options Exercisable	Average Remaining Life of Exercisable (Years)	Exercise price
1,912,500	2.0	1,912,500	2.0	$0.75
115,000	2.4	115,000	2.4	Cdn$0.85
90,000	2.7	90,000	2.7	Cdn$1.15
50,000	2.7	50,000	2.7	Cdn$1.25
185,000	3.0	170,000	3.0	Cdn$1.37
1,490,000	4.0	1,490,000	4.0	Cdn$1.37
30,000	3.1	30,000	3.1	Cdn$1.60
50,000	3.3	50,000	3.3	Cdn$1.29
50,000	3.5	50,000	3.5	Cdn$1.34
240,000	3.7	240,000	3.7	Cdn$0.81
20,000	3.7	20,000	3.7	Cdn$0.88
425,000	3.9	425,000	3.9	Cdn$0.80
20,000	4.0	10,000	4.0	Cdn$0.95
50,000	4.3	50,000	4.3	Cdn$0.91
100,000	4.3	50,000	4.3	Cdn$0.77
10,000	0.3	2,500	0.3	Cdn$0.81
750,000	4.4	187,500	4.3	Cdn$0.90
47,000	4.5	47,000	4.5	Cdn$0.88
150,000	4.5	--	4.5	Cdn$0.62
250,000	5.0	100,000	5.0	Cdn$0.49
35,000	5.0	10,000	5.0	Cdn$0.43
6,069,500		5,099,500

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2008	2007

Dividend yield	0%	0%
Expected volatility	49% - 55%	55% - 59%
Risk free interest rate	1.79% - 4.63%	4.54% - 5.21%
Expected lives	3 years	3 years

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

10.

CAPITAL STOCK (cont’d)

The weighted-average fair value of options granted during the year ended March 31, 2008 was $0.77 [2007 - $1.20; 2006 - $0.83].  Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

[d]

Restricted stock units:

The RSU stock grant entitles the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years.

On May 11, 2007, the Board of Directors approved the grant of 10,000 restricted stock units (‘RSU’) to an employee of the Company which were subsequently forfeited on July 31, 2007.

On September 5, 2007 the Company entered into a Transition Agreement with an employee and director (see note 10(c)). Among other things, the agreement provided a grant of 112,500 RSU’s that vest over two years; 18,750 RSU’s that were to vest in January 2008 were forfeited; a grant of 50,000 RSU’s was forfeited and replaced with a new RSU agreement that provides 2,778 units for each full month of service (subject to a maximum of 50,000 RSU’s) completed as a member of the Board of Directors beginning January 1, 2007 and vest upon resignation from the Board of Directors.  Effective April 8, 2008, the individual resigned from the Board and 41,670 RSU’s vested.

On November 30, 2007 a consulting Director retired from the company, therefore, forfeiting 50,000 RSU’s.

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which is generally equals the service period.  The grant date fair value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about restricted stock units outstanding as at March 31, 2008:

	RSU’s Granted	RSU’s Vested	RSU’s Forfeited	RSU’s Outstanding	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	627,500	308,750	118,750	200,000	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	—	—	154,170	Cdn$0.77
Outstanding at March 31, 2008	828,670	331,750	142,750	354,170	$0.80*
* Based on the March 31, 2008 exchange rate of Cdn$1 equals US$0.9742

11.

RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

During the year ended March 31, 2008, the Company paid consulting fees to a non-independent director in the amount of $32,425 [March 31, 2007 - $150,353] for services rendered on the exploration of the Borealis property.

On March 20, 2008, the Company entered into a consulting agreement with a director, former employee and shareholder for certain financial services.  The individual was paid $10,000 and received 250,000 common stock options under the agreement during the year ended March 31, 2008.

12.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2008	2007
	$	$

Deferred tax assets
Net operating loss carryforwards	4,430,697	3,203,058
Mineral property basis	718,047	451,485
Feasibility costs	368,917	316,511
Exploration costs	2,708,164	2,131,024
Stock compensation	747,626	543,376
Reclamation costs	1,963	2,075
Equipment	11,482	6,588
Non-compete agreement	2,083	—
Donations	263	—
Unrealized foreign exchange loss	8,668	—
Certain unpaid accrued liabilities	15,352	—
Unrealized losses on marketable securities	14,541	—
Total deferred tax assets	9,027,803	6,654,117
Valuation allowance	(9,027,803)	(6,651,419)
Net deferred tax assets	—	2,698

Deferred tax liabilities
Equipment	—	—
Prepaid expenses	—	(2,698)
Total deferred tax liabilities	—	(2,698)

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of  “more likely than not”  under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2008 and 2007.

The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 37.06% [2007 - 37.06%] is as follows:

	2008	2007
	$	$

Tax at statutory tax rates	(2,747,068)	(3,057,999)
State taxes, net of federal benefit	(3,891)	(179,985)
Non-deductible items	28,803	9,102
Change in valuation allowance	2,370,822	3,228,883
State Tax Rate Adjustment	187,210	—
Other	164,124	—
	—	—

At March 31, 2008 the Company has non-capital losses of approximately $12.7 million [2007 - $8.6 million] in the United States available for future deduction from taxable income and which expire prior to 2026. The Company has not recognized as an asset any of these potential deductions as it cannot be considered more likely than not that they will be utilized.

13.

COMMITMENTS & CONTINGENCIES

[a]

 A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,485, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expires in 2009, but may be renewed by the Company annually thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

[b]

The Company rents office space in Vancouver, BC for a 3 year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2009	17,609

[c]

In September 2007, the Company entered into a Transition Agreement with an individual under which, the individual will cease to be an employee and will continue as a director of the Company.  The individual was granted 112,500 Restricted Stock Units that will vest at 37,500 each on April 1, 2009, July 1, 2009 and October 1, 2009.  The agreement provides for certain incidental expenses for 18 months beginning October 2007.  The Company recorded a charge to expense of $322,464 during the quarter ended September 30, 2007 to accrue the cost of the agreement.

14.

SUBSEQUENT EVENTS

On April 8, 2008, 500,000 common stock options were granted to directors, officers, an employee and a consultant.  These options will vest over one year and are exercisable for 5 years at an exercise price of Cdn$0.41

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2008 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table and information that follows sets forth, as of June 12, 2008, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since

Anthony (Tony) D. J. Ker West Vancouver, British Columbia	Director, Chief Executive Officer and President	Appointed Chief Executive Officer September 2006, Executive Vice President, Gryphon Gold Corporation, 2003 to present, General Manager, Transcontinental Printing Inc., 1996 to 2004.	May 7, 2004

Albert J. Matter Vancouver, British Columbia	Director and Executive Chairman and Chairman of the Board (retired from the Board April 8, 2008)	Executive Chairman, since August 2005; Chairman of the Board and Vice President of Corporate Development, Gryphon Gold Corporation, 2003 to present. President National Gold Corporation, 1999 to 2002.	April 30, 2003

Donald E. Ranta Lakewood, Colorado	Director (retired from the Board September 6, 2007), Former Vice President of Exploration	Vice President, Gryphon Gold Corporation 2003 to present. Consulting Geologist 2001-2003. President, NRX Global (USA) Corp., 2000-2002.	June 14, 2003

Richard W. Hughes North Vancouver, British Columbia	Director	President of Klondike Gold Corp. 1985 to present.	June 14, 2003

Rohan Hazelton North Vancouver, British Columbia	Director

Vice President Finance 2006 to present, formerly corporate Controller 2004 to 2006 and Mgr. Treasury and Finance, 2002 to 2004, Goldcorp Inc. (and Predecessor Wheaton River Minerals Ltd.), Auditor, Deloitte & Touche LLP, 1999 to 2002.

July 6, 2005

Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005

Michael K. Longinotti North Vancouver, British Columbia	Chief Financial Officer	Chief Financial Officer appointed May 15, 2006, Chief Financial officer Digital Payment Technologies February 2005 to May 2006, CFO Knight Signs Sept 2004 to February 2005, CFO Silent Witness, Nov. 2000 to June 2003. 1992 to 2000 Comptroller and then Treasurer of Cominco Ltd.	—

The following is a description of the business background of the directors and executive officers of the Corporation.

Albert J. Matter, 61, Director (retired as a Director effective April 8, 2008), had served as our Chairman of the Board, Vice President of Corporate Development, past Secretary and Treasurer since its inception in early 2003 and was appointed Executive Chairman on August 10, 2005. From 1999 to December of 2002 Mr. Matter served as President and Chief Executive Officer of National Gold Corporation. From spring of 1998 to fall of 1999 Mr. Matter was in retirement. Mr. Matter has over 30 years of experience of providing corporate finance, strategic planning, mergers and acquisition, and business development assistance. Successful corporate financing highlights include projects for Consumers Distributing Ltd., CN/CP Telecom, Madison Ventures Ltd., Rea Gold Corporation, Echo Bay Mines Ltd., Russell Steel Ltd., Blackdome Mining Ltd., Southward Energy Ltd., Winspear Resources Ltd. and National Gold Corporation. Mr. Matter holds a B.A. in Economics from the University of British Columbia.

Richard W. Hughes, 76, Director, is President of Hastings Management Corp., a private management company providing administrative and professional services to public companies engaged in mineral exploration.  He is also President of five companies listed on the Toronto Venture Stock Exchange (TSX): Klondike Gold Corp., Klondike Silever Corp., Abitibi Mining Corp., Sedex Mining Corp., Amador Gold Corp., Chairman of Golden Chalice Resources Inc. and is a director of Alamos Gold Corp. and 10 other TSX listed companies.  Mr. Hughes has brought four mines into production and had a prominent role in the discovery of the Golden Giant (Hemlo Mine) in Ontario Canada and was responsible for the discovery of the Belmoral Mine and the Sleeping Giant Mine, both in Quebec, Canada.

Rohan Hazelton, 34, Director, joined our board in July 2005 and was appointed Chairman of the Audit Committee. Mr. Hazelton is currently Vice President, Finance, and formerly was Corporate Controller for Goldcorp Inc. Prior to Goldcorp’s merger with Wheaton River Minerals Ltd; he was a key member of Wheaton’s management team since 2002 during Wheaton’s rapid growth and significant increase in shareholder value. Mr. Hazelton is a Chartered Accountant and previously worked for Deloitte & Touche LLP and Arthur Andersen LLP. Prior to that, Mr. Hazelton was a commercial loans officer for Dialog Bank Moscow, Russia. Mr. Hazelton holds a B.A. in Math and Economics from Harvard University.

Donald W. Gentry, 65, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

Anthony Ker, 51, Director, has served as our Chief Executive Officer since September 2006 prior to which he was Executive Vice President, Secretary and Treasurer since August 2003. From 1999 to February 2003, Mr. Ker served as Director, Treasurer, Secretary and Chief Financial Officer for National Gold Corporation, a TSX Venture Exchange listed company that merged into Alamos Gold, Inc. (TSX) during the spring of 2003. From 1996 and concurrent with the positions at National Gold Corporation, he was General Manager for Transcontinental Printing, Inc., British Columbia Division, a Toronto Stock Exchange listed company, and the second largest printer in Canada. Prior to the Transcontinental Printing, Inc. position, Mr. Ker managed a large coastal sawmill for International Forest Products Limited and Weldwood of Canada Limited in British Columbia. Mr. Ker holds a Bachelor of Science in Forestry from University of British Columbia.

Donald E. Ranta, 63, Director (retired as Director effective September 6, 2007), served as our Vice President of Exploration from June 14, 2003, to January 2006, has held the following positions for the past five years: Director, President and Managing Director, Union Hill Partners, 1997-2000; President, NRX Global (USA) Corp., 2000-2002; Consulting Geologist, 2001 to 2003. Mr. Ranta is an internationally recognized exploration executive experienced in planning, implementing, and directing successful exploration and acquisition programs throughout North America, South America, Africa and other international locations. Dr. Ranta has extensive experience in generative exploration, project exploration and appraisal, geologic-engineering-economic evaluation, strategic and business planning, and management. Dr. Ranta has over 35 years of business experience and has served in various positions for mining companies, including President, Managing Director, Vice President of Exploration (Echo Bay Mines), Manager (VP) of North American Exploration (Phelps Dodge Corp.), Project Manager and Chief Geologist (AMAX). Dr. Ranta has a Ph.D. in Geological Engineering/Geology from Colorado School of Mines, a M.S. in Geological Engineering/Geology from Mackay School of Mines, University of Nevada, and a B.S. in Geological Engineering from University of Minnesota

Michael K. Longinotti, 51, was appointed as our Chief Financial Officer effective May 15, 2006.  From 2003 to 2006 Mr. Longinotti has worked with several entrepreneurial companies as CFO including Digital Payment Technologies, Knight Signs and Rx Networks.  From 2000 to 2004 he was CFO of Silent Witness, a NASDAQ and TSX listed provider of security equipment and network provider.  From 1989 to 2000 he was in various positions, including Comptroller and Treasurer at Cominco Ltd. a multinational mining and smelting corporation with Cdn$ 3 billion in assets.   Mr. Longinotti holds a B.S. in Geology and a B.S. in Environmental Science from Washington State University and a B.A. in Business Administration from the University of Washington and is a member of the Washington State Society of Certified Public Accountants.

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

Audit Committee

Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Audit Committee is comprised of Richard Hughes, Don Gentry and Rohan Hazelton.  The Company’s Board of Directors has determined that all of the members of the Company’s Audit Committee are independent directors under MI 52-110, Rule 10A-3 of the Exchange Act, and the audit committee rules of the American Stock Exchange. Rohan Hazelton is the Chairman of the Audit Committee. Rohan Hazelton satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Richard Hughes and Don Gentry. The Corporate Governance and Nominating Committee is responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

Project Development, Environmental & Sustainability Committee

The Project Development, Environmental & Sustainability Committee is comprised of Don Gentry and Tony Ker. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended March 31, 2008.

During fiscal 2008, the Board authorized salary adjustments for directors, officers, and employees.  These adjustments are indicated in the compensation table below.  Further, the Board made stock and option grants to certain directors and executives to provide additional compensation, and the calculated value of such grants are indicated in the compensation table below.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total

Tony Ker, President & CEO	2008	161,471	2,435		138,090				301,996(1)

Michael Longinotti, CFO	2008	162,702	56,584		97,370				316,656(2)

Albert Matter, retired Chairman and retired Director	2008	292,255(3)	36,965	81,235(4)	40,330			12,871(5)	463,656(6)

Jerry Baughman, VP Business Development	2008	74,154	700						74,854(7)

Steve Craig, VP Exploration	2008	135,000	2,500		30,100				167,600(8)

(1)

$163,906 of grand total was received as cash, remaining $138,090 was recorded as non-cash stock compensation expense.

(2)

$219,286 of grand total was received as cash, remaining $97,370 was recorded as non-cash stock compensation expense

(3)

April – Sept 2007 salary received as employee, Oct 2007 – Feb 2008 rec’dCdn$12,500/month per transition agreement; transition agreement to pay Cdn$12,500/mth for 18 months, which was paid in full (Cdn$162,500) on Feb 27, 2008.

(4)

Grant of 112,500 Restricted Stock Units (granted in transition agreement), vesting quarterly commencing April 1, 2009.

(5)

Consists of Cdn$6,000 for one time office lease allowance (transition agreement) and Cdn$7,212 holiday pay.

(6)

$342,091 of grand total was granted in cash, remaining $121,566 was recorded as non-cash stock compensation expense.

(7)

Salary for the period August 21, 2007 to March 31, 2008.

(8)

$137,500 of grand total received as cash, remaining $30,100 was recorded as non-cash stock compensation expense.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2008, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Executive Compensation Agreements

Gryphon Gold is a party to employment contracts for Tony Ker, Michael Longinotti, Steven Craig and Gerald Baughman.  Pursuant to those agreements they are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, Messr’s Ker, Longinotti, Baughman and Craig will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months.  The agreements with Gerald Baughman and Tony Ker include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Effective September 30, 2007, we executed a Transition Agreement (TA) wherein Mr. Matter retired as an employee and Chairman but remained a member of the Board of Directors.  The TA superseded and replaced his previous employment agreement.  The terms of the TA required monthly payments of Cdn$12,500 for the period of October 1, 2007 to March 31, 2009, the granting of 112,500 Restricted Stock Units which vest 37,500 on April 1, 2009, July 1, 2009 and October 1, 2009 plus certain other benefits.  Mr. Matter gave up rights to 68,750 unvested Restricted Stock Units that were part of earlier grants.  Mr. Matter continued to receive compensation as an independent director.

On March 20, 2008, Mr. Matter entered into a Financial and Advisory Services Agreement (FASA) with the Company under which he receives a monthly retainer of Cdn$7,500 and was granted 250,000 stock options, 100,000 of which vested and 150,000 will vest upon completion of a qualifying merger transaction.  The FASA provides for a success fee for certain defined merger transactions of 0.50% of the first $35 million of transaction value and 1.00% of any additional transaction value.  Mr. Matter is also entitled to a bonus of 0.75% of a debt or equity financing.

On February 27, 2008, Mr. Matter was paid all cash amounts owing under the TA.  On April 8, 2008 Mr. Matter resigned from the Board of Directors.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended March 31, 2008.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
							Market	Plan	Plan
						Number	Value	Awards:	Awards:
						of	of	Number of	Market or
			Equity			Shares	Shares	Securities	Payout
			Incentive			or Units	or Units	Unearned	Value of
	Number of		Plan			of	of	Shares,	Unearned
	Securities	Number of	Awards:			Stock	Stock	Units or	Shares,
	Underlying	Securities	Number of			that	that	Other	Units or
	Unexercised	Underlying	Securities			have	have	Rights	Other
	Options (1)	Unexercised	Unexercise	Option	Option	not	not	That have	Rights that
	(#)	Options (#)	d Unearned	Exercise	Expiration	Vested	Vested	not Vested	Have not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	(#)	Vested ($)

Tony Ker(1)	325,000	--		0.75	29-Mar-10
President and	200,000			Cdn$1.37	4-Apr-12	50,000	20,458
Chief Executive	100,000	--		Cdn$0.80	25-Feb-12
Officer	97,500	292,500		Cdn$0.90	21-Sept-12

Michael		--
Longinotti(2)	250,000			Cdn$1.37	18-Apr-12
Chief Financial	100,000	--		Cdn$0.80	25-Feb-12
Officer	68,750	206,250		Cdn$0.90	21-Sept-12

Albert Matter(3)	350,000	--		0.75	29-Mar-10
Former Director	200,000	--		Cdn$1.37	4-Apr-12	41,670	17,050
	100,000	--		Cdn$0.80	25-Feb-12
	100,000	150,000		Cdn$0.49	24-Mar-13	112,500	46,030

Steve Craig(4)	90,000	--		Cdn$1.15	5-Jan-11
VP Exploration	60,000	--		Cdn$1.37	13-Mar-11
	50,000	--		Cdn$1.37	4-Apr-12
	50,000	--		Cdn$0.80	25-Feb-12
	21,250	63,750		Cdn$0.90	21-Sept-12

(1)

292,500 options vest 25% semi-annually commencing September 21, 2008.  Units of stock: 50,000 vest 100% July 10, 2008.

(2)

206,250 options vest 25% semi-annually commencing September 21, 2008.

(3)

150,000 options vest upon completion of certain transactions outlined in consulting agreement.  Units of stock: 41,670 vest April 8, 2008: 112,500 vest in three groups of 37,500 starting on April 1, 2009, July 1, 2009 and October 1, 2009.

(4)

63,750 options vest 25% semi-annually commencing September 21, 2008.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Donald Gentry	-	-	-		-	-	-		-
Rohan Hazelton	-	-	-		-	-	-		-
Richard Hughes	-	-	28,900	(1)	-	-	-		28,900
Donald Ranta (retired)	-	-	-		-	-	32,425	(2)	32,425

(1)

100,000 Stock Options 50% vested on March 6, 2008; 50% vests on September 6, 2008.

(2)

Consulting Fees paid

Compensation of Directors

Beginning April 1, 2008, each independent board member shall receive $1,500 per month. The fees are paid quarterly payment and cover attendance for all meetings, irrespective of the number of audit, compensation and board meetings. Such amount shall be paid at the end of each calendar quarter in arrears.

Beginning January 2007, independent board members who are not employed by us in any capacity other than as a director were compensated for their services as follows:

A grant of 25,000 Restricted Stock Units that vest at a rate of 6,250 units each calendar quarter during 2007 and 50,000 units that will vest July 10, 2008.

No cash compensation for attendance of any meeting.

Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Gryphon Gold.

 Beginning January 2007, non-independent board members were compensated for their services as follows:

A grant of 50,000 Restricted Stock Units that will vest July 10, 2008.

No cash compensation for attendance of any meeting.

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

Director Compensation Agreements

Gryphon Gold is a party to an employment contract for Tony Ker. Pursuant to the agreement, he is entitled to compensation for termination of his employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, each officer will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreements with Albert Matter and Tony Ker include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 12, 2008 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 61,777,065 shares of common stock outstanding as of June 12, 2008.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 12, 2008 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

As of March 31, 2008
Name and Address of Beneficial Owner(1)	Shares	Percent

Standard Bank plc	3,426,336	5.55%
25 Dowgate Hill, Cannon Bridge House
London, United Kingdom EC4R 2SB

Jerry & Fabiola Baughman	6,384,374(2)	9.99%(2)
197 North Argyle Court
Reno, Nevada 89511

Geologic Resource Fund	4,322,158(3)	6.59%(3)

Top Gold AG M V K	10,100,000(4)	15.29%(4)
Landstrasse 14
9496 Balzers
Principality of Liechtenstein

__________

(1)

Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned. Figures shown are on a non-diluted basis.

(2)

6,384,374 common shares beneficially owned by the Baughmans, as joint tenants with rights of survivorship, is comprised of 4,500,000 shares of common stock of Gryphon Gold and 1,884,374 shares of common stock of Gryphon Gold that are issuable upon conversion of a $5,000,000, convertible note, subject to a cap on conversion at 9.99% of the issued and outstanding.

(3)

Geologic Resource Fund LP of 535 Boylston Street, Boston MA and Geologic Resource Fund LTD of Harbour Centre, Noah Church Street, George Town, Grand Cayman currently hold 472,158 shares and 3,850,000 shares upon exercise of warrants.  George Ireland (Chief Investment Officer for both funds) holds sole voting power.

(4)

Includes 4,300,000 shares acquirable upon exercise of warrants.  The Investment Advisor with ultimate voting and dispositive power is Luxor Asset Management Trust reg., Balzers, which is represented by Mr. Martin Frick, Balzers.

Security Ownership of Management

As of March 31, 2008
Name and Address of Beneficial Owner(1)	Shares	Percent

Albert Matter	2,608,170(2)	4.17%(2)
Former Executive Chairman, Director
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Anthony Ker	1,757,500(3)	2.81%(3)
Director, President, Chief Executive Officer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Michael Longinotti	601,750(4)	0.97%(4)
Chief Financial Officer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

Steve Craig	296,250(5)	0.48%(5)
Corporate Controller, Secretary, Treasurer
Suite 810, 1130 West Pender Street
Vancouver, BC V6E 4A4

All directors and executive officers as a group (7 persons)	11,657,240(6)	18.00%(6)

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)

Includes vested options exercisable to acquire 750,000 shares of common stock and 154,170 restricted stock units

(3)

Includes vested options exercisable to acquire 722,500 shares of common stock and 50,000 restricted stock units.

(4)

Includes vested options exercisable to acquire 418,750 shares of common stock.

(5)

Includes vested options exercisable to acquire 271,250 shares of common stock.

(6)

Includes vested options exercisable to acquire 2,653,750 shares of common stock, 20,000 share upon the exercise of warrants and 354,170 restricted stock units.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 12, 2008, we had approximately1, 800 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

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

Purchases Of Securities

During and subsequent to the fiscal year ending March 31, 2008, officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold on the following terms:

Price of
Officer, Director, 10% Shareholder	Type of Security	Security	Date of Purchase
Rohan Hazelton	20,000 units (1)	Cdn$0.80	December 14, 2007
Geological Resource Fund	350,000 units (2)	Cdn$0.80	August 3, 2007
Top Gold AG M VK	1,700,000 units (3)	Cdn$0.80	August 3, 2007
Top Gold AG M V K	2,600,000 units (4)	Cdn$0.80	November 22, 2007

(1)

Each unit consisted of one share of common stock and one of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.00 until first anniversary date (Dec 14, 2008) and exercisable at Cdn$1.25 from Dec 14, 2008 to Dec 14, 2009.

(2)

Each unit consisted of one share of common stock and one of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.00 until first anniversary date (Aug 3, 2008) and exercisable at Cdn$1.25 from Aug 3, 2008 to Aug 3, 2009.

(3)

Each unit consisted of one share of common stock and one of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.00 until first anniversary date (Aug 3, 2008) and exercisable at Cdn$1.25 from Aug 3, 2008 to Aug 3, 2009.

(4)

Each unit consisted of one share of common stock and one of one share purchase warrant, each whole warrant exercisable to acquire one share of common stock at Cdn$1.00 until first anniversary date (Nov 22, 2008) and exercisable at Cdn$1.25 from Nov 22, 2008 to Nov 22, 2009.

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

Director Independence

The Company’s Board of Directors has determined that the following directors are independent based on the standards for director independence for the American Stock Exchange:

Richard Hughes;
Don Gentry; and
Rohan Hazelton.

93

ITEM 13. EXHIBITS

Exhibit
Number		Description

3	.1*	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.1)
3	.2*	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.2)
3	.3*	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.3)
3	.4*	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.4)
3	.5*	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.5)
4	.1*	Specimen Common Stock certificate (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 4.1)
10	.1*	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.2)
10	.2*

Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation  (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.3)

10	.3*

Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)(Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.4)

10	.4*

Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.5)

10	.5*

Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.6)

10	.6*	Assignment Assumption Agreement between Gryphon Gold Corporation and Allen Gordon (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.11)
10	.7*	Executive Compensation Agreement, dated October 1, 2003, between Gryphon Gold Corporation and Albert Matter (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.12)
10	.8*	Executive Compensation Agreement, dated February 1, 2004, between Gryphon Gold Corporation and Tony Ker (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.13)
10	.9*	Executive Compensation Agreement, dated June 1, 2005 between Gryphon Gold Corporation and Donald Ranta (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.15)
10	.10*	Gryphon Gold Corporation 2004 Stock Incentive Plan (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.16)
10	.11*	Warrant Agreement dated August 10, 2005, between Gryphon Gold Corporation and Computershare Trust Company, Inc. (Golden, Colorado) (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 10.20)
10	.15*	Membership Interest Purchase Agreement for Nevada Eagle Resources LLC Properties (Previously filed on Form 8-K on July 6, 2007)
10	.16*	Transition Agreement dated effective September 30, 2007 between Gryphon Gold Corporation and Albert Matter (Previously filed on Form 10-QSB on November 14, 2007 as exhibit 10.22)
10	.17*

2006 Omnibus Incentive Plan (Incorporated by reference to Appendix E of the Registrant’s Definitive Schedule 14A proxy statement filed on August 9, 2006)(Previously filed as Exhibit 4.1 to Form S-8 filed on October 11, 2006)

10.18		Financial and Advisory Services Agreement between Gryphon Gold Corporation and Matter & Associates (Vancouver, British Columbia)
10.19		Employment Agreement between Gryphon Gold Corporation and Michael Longinotti
10.20		Employment Agreement between Gryphon Gold Corporation and Gerald Baughman
10.21		Professional Services Agreement between Gryphon Gold Corporation and John L. Key
14	.1*	Code of Business Conduct and Ethics (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 14.1)
21.1		Table of Subsidiaries
23.1		Consent of Ernst & Young LLP
23.2		Consent of Dr. Roger Steininger, Ph.D., CPG, of Reno, NV

* Previously filed and incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB and 10-QSB for fiscal 2008 and 2007 were $107,500 and $85,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements including costs related to the acquisition of Nevada Eagle Resources LLC and are not reported under "Audit Fees" above for fiscal 2008 and 2007 were $150,746 and $11,610, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2008 and 2007 were $9,500 and $17,585, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2008 and 2007 were $3,965 and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer and Director	June 25, 2008
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 25, 2008
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer	June 25, 2008
and Director
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 25, 2008
(Principal Financial and
Accounting Officer)

/s/ Richard W. Hughes	Director	June 25, 2008

/s/ Rohan Hazelton	Director	June 25, 2008

/s/ Donald W. Gentry	Director	June 25, 2008