Form 10KSB/A
period 2008-03-31
GRYPHON GOLD CORP
filed 2008-07-08
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
 (Amendment No. 1)

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

Transitional Small Business Disclosure Format (check one): Yes ☐        No  ☒

Common Shares outstanding as of June 12, 2008: 61,777,065

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-KSB for the fiscal year ended March 31, 2008 is being filed to replace the Auditor's Report contained within the Financial Statements.  Due to a transcription error during the EDGARization process, the initial Form 10-KSB contained an incorrect copy of the Auditor's Report

Aside from the replacement of the Auditor's Report, no change has been made to the Initial Form 10-KSB.

TABLE OF CONTENTS

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

10	.18*	Financial and Advisory Services Agreement between Gryphon Gold Corporation and Matter & Associates (Vancouver, British Columbia) (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.18)
10	.19*	Employment Agreement between Gryphon Gold Corporation and Michael Longinotti (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.19)
10	.20*	Employment Agreement between Gryphon Gold Corporation and Gerald Baughman (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.20)
10	.21*	Professional Services Agreement between Gryphon Gold Corporation and John L. Key (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.21)
14	.1*	Code of Business Conduct and Ethics (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 14.1)
21	.1*	Table of Subsidiaries (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 21.1)
23.1		Consent of Ernst & Young LLP
23.2		Consent of Dr. Roger Steininger, Ph.D., CPG, of Reno, NV

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer and Director	July 7, 2008
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	July 7, 2008
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anthony (Tony) D.J. Ker	Chief Executive Officer	July 7, 2008
and Director
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	July 7, 2008
(Principal Financial and
Accounting Officer)

/s/ Richard W. Hughes	Director	July 7, 2008

/s/ Rohan Hazelton	Director	July 7, 2008

/s/ Donald W. Gentry	Director	July 7, 2008