Form 10-Q
period 2008-06-30
GRYPHON GOLD CORP
filed 2008-08-13
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-127635

GRYPHON GOLD CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 West Pender Street, Suite 810
Vancouver, British Columbia	V6E 4A4
(Address of Principal Executive Offices)	(Zip Code)

(604) 261-2229

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐      No ☒

Number of common shares outstanding at August 13, 2008:  61,977,065

GRYPHON GOLD CORPORATION

June 30, 2008

i

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)

(Unaudited)

	As at June 30, 2008 $	As at March 31, 2008 $

ASSETS
Current
Cash	2,637,991	4,196,394
Held for trading securities	116,411	151,543
Accounts receivable	98,116	92,104
Prepaid expenses	112,429	142,540
Total Current Assets	2,964,947	4,582,581

Equipment [note 4]	148,460	142,511
Mineral properties [notes 3 & 5]	12,177,866	12,209,864
Other assets [note 7]	268,100	257,844
	15,559,373	17,192,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	289,441	626,843
Current portion of capital lease [note 8]	—	18,127
Total current liabilities	289,441	644,970

Convertible promissory note [note 9]	4,499,337	4,432,134

Commitments and contingencies [note 12]

Stockholders’ equity
Common stock	61,777	61,735
Additional paid-in capital	37,979,312	37,885,549
Deficit accumulated during the exploration stage	(27,270,494)	(25,831,588)
Total stockholders’ equity	10,770,595	12,115,696
	15,559,373	17,192,800

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. dollars)

(Unaudited)

	Three months ended		Period from April 24, 2003 (inception) to June 30, 2008 $
	June 30, 2008 $	June 30, 2007 $
Exploration [note 6]	686,668	1,478,472	14,460,300
Management salaries and consulting fees [note 11]	328,026	438,363	7,633,063
General and administrative	149,072	242,861	2,731,103
Legal and audit	89,090	71,297	1,541,885
Travel and accommodation	27,935	52,652	919,623
Depreciation & amortization	16,882	13,847	170,371
(Gain) loss on disposal of equipment	(820)	—	25,454
Foreign exchange (gain) loss	(5,513)	3,200	(10,990)
Interest income	(16,042)	(74,139)	(722,373)
Interest expense	130,169	—	447,132

Unrealized loss on securities	33,439	—	74,926

Net loss for the period	(1,438,906)	(2,226,553)	(27,270,494)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	61,759,206	47,485,585

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(Stated in U.S. dollars)

(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	38,326,370	38,326	20,731,825	—	20,770,151
Share issue costs	—	—	(740,553)	—	(740,553)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	168,137	—	168,137
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters’compensation warrants on IPO[note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants	108,000	108	151,138	—	151,246
Exercise of warrants	1,855,775	1,856	1,742,979	—	1,744,835
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(17,980,822)	(17,980,822)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements [note [10[a]]	9,486,500	9,487	7,346,431	—	7,355,918
Share issue costs	—	—	(523,288)	—	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	—	3,449,418
Fair value of agents’ warrants issued on private placements [note 10[a] &[b]]]	—	—	54,490	—	54,490
Fair value of options granted [note 10[c]]	—	—	459,519	—	459,519
Fair value of vested stock grants [notes 10 [a] &[d]]	321,250	320	369,241	—	369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Shares issue cost	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	71,156	—	71,156
Fair value of vested stock grants [notes 10 [a] &[d]]	41,670	42	31,853	—	31,895
Net loss for the period	—	—	—	(1,438,906)	(1,438,906)
Balance, June 30, 2008	61,777,065	61,777	37,979,312	(27,270,494)	10,770,595

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. dollars)

(Unaudited)

			Period from
			April 24, 2003
	Three months ended		(inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,438,906)	(2,226,553)	(27,270,494)
Items not involving cash:
Depreciation	16,882	13,847	170,371
(Gain) loss on disposal of equipment	(820)	—	25,454
Fair value of options, warrants and other non-cash compensation	103,051	213,032	2,752,271
Non-cash interest expense [note 9]	67,203	—	226,978
Unrealized loss on securities	33,439	—	74,926
Changes in non-cash working capital items:
Amounts receivable	(6,012)	(21,769)	(98,116)
Accounts payable and accrued liabilities	(335,709)	21,119	291,134
Prepaid expenses	30,111	(108,348)	(112,429)
Cash used in operating activities	(1,530,761)	(2,108,672)	(23,939,905)

INVESTING ACTIVITIES
Reclamation deposit	(13,801)	(9,700)	(209,437)
Purchase of equipment	(33,139)	(23,830)	(284,781)
Nevada Eagle acquisition and related non-compete agreement [note 3]	—	(103,813)	(3,068,340)
Mineral property expenditures [note 5]	(36,002)	—	(1,965,492)
Mineral property lease payments received	68,000	—	313,805
Proceeds from sale of equipment	—	—	6,264
Cash used by investing activities	(14,942)	(137,343)	(5,207,981)

FINANCING ACTIVITIES
Capital lease principal payments	(3,454)	(5,753)	(53,523)
Cash received for shares	—	84,500	34,607,555
Share issue costs	(9,246)	—	(3,157,280)
Subscription receivables collected	—	—	389,125
Cash provided by financing activities	(12,700)	78,747	31,785,877

(Decrease) increase in cash during the period	(1,558,403)	(2,167,268)	2,637,991
Cash and cash equivalents, beginning of period	4,196,394	7,150,154	—
Cash and cash equivalents, end of period	2,637,991	4,982,886	2,637,991

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

2. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements applied on a consistent basis.  These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company’s audited consolidated financial statements as at and for the year ended March 31, 2008 (the “Annual Financial Statements”).  Accordingly, they do not include all disclosures required for annual financial statements.  These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

NEW POLICIES ADOPTED

September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements ”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on its financial statements.

The Company measures its held for trading securities at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

  Level 1 – Quoted prices for identical instruments in active markets;

  Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

  Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at June 30, 2008 is:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 116,411	$116,411	$—	$—

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning April 1, 2008. Effective April 1, 2008, the Company adopted FAS 159, which did not have a material impact on the Company’s interim unaudited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively.

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

3. ACQUISITION OF NEVADA EAGLE RESOUCES LLC (cont’d.)

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

In addition to the purchase consideration, the Sellers were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the Assets and Properties from January 1, 2007 through midnight on December 31, 2007; however, pursuant to a letter agreement between the Company and the Sellers, dated August 21, 2007, the Sellers’ revenue right does not include revenues generated or arising from any new agreements entered into by the Company regarding the acquired properties executed after August 21, 2007.

 Consideration paid for acquisition of Nevada Eagle

Consideration paid for acquisition of Nevada Eagle
Cash at closing	$2,500,000
Cash due diligence costs
and other expenses	568,340
3,068,340

Common shares	3,449,418
Convertible note and value
of conversion feature	4,272,359
$10,790,117
Allocation of Purchase Price
Mineral properties	10,719,209
Non-competition agreement	70,908
$10,790,117

4. EQUIPMENT

	June 30, 2008
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	199,532	90,287	109,245
Trucks under capital lease	64,097	24,882	39,215
Total	263,629	115,169	148,460

	March 31, 2008
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	197,986	80,897	117,089
Trucks under capital lease	71,319	45,897	25,422
Total	269,305	126,794	142,511

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

Total $
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(68,000)
Expenditures during the period	36,002
Mineral property cost, June 30, 2008	12,177,866

6. EXPLORATION

	Three Months Ended		Period from April 24, 2003 (inception) to June 30, 2008 $
	June 30, 2008 $	June 30, 2007 $
NEVADA, USA
Borealis property
Exploration:
Drilling	285,500	995,147	6,990,879
Property maintenance	137,246	132,953	2,682,335
Geologic and assay	35,036	300,291	2,003,361
Project management	68,101	35,245	1,469,891
Engineering	130,492	—	956,277
Metallurgy	17,990	14,836	314,826
Subtotal Borealis property	674,365	1,478,472	14,417,569
Other exploration	12,303	—	42,731
Total exploration	686,668	1,478,472	14,460,300

7. OTHER ASSETS

	June 30, 2008 $	March 31, 2008 $
Reclamation bond & deposits	209,437	195,636
Non-compete agreement (net of accumulated amortization $12,245)	58,663	62,208
	268,100	257,844

During the quarter ended June 30, 2008, the Company increased the amount of their performance bond from $168,459 to $182,260 by purchasing a further performance bond totaling $13,801 from an insurance company.  The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service.  The Company also holds a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2008 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At June 30, 2008, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its drilling activities completed to June 30, 2008.

As part of the acquisition of Nevada Eagle (note 3), the primary interest holder entered into a non-compete agreement.  The non-compete agreement is being amortized over 5 years.

8. CAPITAL LEASE

The Company leased a truck that was accounted for as a capital lease, with the present value of the required lease payments recorded as a liability and an asset at inception and thereafter lease payments reduce the  liability and result in interest expense and the asset is depreciated.  The truck was returned to the leasing company at the end of the minimum term of the lease, during the quarter ended June 30, 2008, which extinguished any further required lease payments.

9. CONVERTIBLE PROMISSORY NOTE

	June 30, 2008 $	March 31, 2008 $
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to June 30, 2008, totalled $226,980.	4,499,337	4,432,134

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year.  The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share.  The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold.  Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%.  The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at June 30, 2008.  The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered.  The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue.  Interest and discount accretion of $62,329 and $67,203, for the quarter ended June 30, 2008, has been recorded as interest expense in the unaudited consolidated income statement.  The former owner of Nevada Eagle is also an employee of the Company (see note 3) and subsequent to June 30, 2008 an option agreement to amend the terms of the note payable was executed (see note 13).

10. CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended June 30, 2008, the company issued 41,670 common shares to a director (retired April 8, 2008).  The issuance is based on the transition agreement, which allowed 2,778 restricted stock units to vest monthly commencing January 2007 and until such time as this individual retired from the board of directors.  See also note 10[d].

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(265,050)	—
Warrants outstanding, June 30, 2008	14,562,030	357,727

10. CAPITAL STOCK (cont’d)

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2008:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.6	Cdn$1.35	February 9, 2009
5,000,000	1.1	Cdn$0.80*	August 3, 2009
3,254,000	1.4	Cdn$1.00**	November 22, 2009
1,050,000	1.4	Cdn$1.00**	November 27, 2009
182,500	1.5	Cdn$1.00**	December 14, 2009
17,780	0.2	Cdn$0.80	August 22, 2008
57,750	0.2	Cdn$0.80	August 27, 2008
14,562,030	0.9	$1.10***

*The warrants are exercisable through August 3, 2008 at Cdn$0.80 and exercisable at Cdn$1.10 per unit thereafter until expiry

**The warrants are exercisable through November 21, November 26, and December 13, 2008 at Cdn$1.00 and exercisable at Cdn$1.25per unit thereafter until expiry

*** Based on the June 30, 2008 exchange rate of Cdn$1 equals US$0.9807.

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

[c]

Stock options:

On April 8, 2008 directors, officers a consultant and an employee were granted 500,000 options.  25% of these options vested June 30, 2008 while the remaining will vest over the next three quarters and are exercisable for 5 years at a price of Cdn$0.41 per share.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 10%.  Estimate of forfeitures is reviewed on a quarterly basis.  Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total non-cash stock-based compensation expense related to stock options and restricted stock units as follows:

	Three Months Ended
	June 30, 2008 $	June 30, 2007 $
Management salaries, exploration expense & consulting fees	103,051	187,921

Stock option activity

The following table summarizes the Company’s stock option activity for the three month ended June 30, 2008:

	Three months ended June 30, 2008	Weighted Average exercise price
Outstanding, April 1, 2008	6,069,500	$0.97
Granted	500,000	$0.40
Exercised	-	-
Forfeited	(125,000)	$0.83
Total outstanding at June 30, 2008	6,444,500	$0.91
Vested and exercisable at June 30, 2008	5,127,000	$0.97

* Based on the June 30, 2008 exchange rate of Cdn$1 equals US$0.9807.

10. CAPITAL STOCK (cont’d)

The following table summarizes information about stock options outstanding as at June 30, 2008:

Stock Options Outstanding and Exercisable
Stock Options Outstanding	Average Remaining Life (Years)	Stock Options Exercisable	Average Remaining Life of Exercisable (Years)	Exercise price
1,912,500	1.8	1,912,500	1.9	$0.75
115,000	2.3	115,000	2.4	Cdn$0.85
90,000	2.5	90,000	2.5	Cdn$1.15
50,000	2.5	50,000	2.5	Cdn$1.25
185,000	2.8	185,000	2.7	Cdn$1.37
1,490,000	3.8	1,490,000	3.8	Cdn$1.37
30,000	2.9	30,000	2.9	Cdn$1.60
50,000	3.1	50,000	3.1	Cdn$1.29
50,000	3.3	50,000	3.3	Cdn$1.34
165,000	3.5	165,000	3.5	Cdn$0.81
20,000	3.6	20,000	3.6	Cdn$0.88
425,000	3.7	425,000	3.7	Cdn$0.80
20,000	3.8	10,000	3.8	Cdn$0.95
100,000	4.2	50,000	4.2	Cdn$0.77
10,000	0.3	10,000	0.3	Cdn$0.81
750,000	4.2	187,500	4.2	Cdn$0.90
47,000	4.3	47,000	4.3	Cdn$0.88
150,000	4.5	0	4.5	Cdn$0.62
250,000	4.8	100,000	4.8	Cdn$0.49
35,000	4.8	15,000	4.8	Cdn$0.43
500,000	4.8	125,000	4.8	Cdn$0.41
6,444,500		5,127,000

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	54%	49% - 55%
Risk free interest rate	2.06%	1.79% -4.63%
Expected lives	3 years	3 years

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

10. CAPITAL STOCK (cont’d)

The weighted-average fair value of options granted during the three months ended June 30, 2008 was US$0.24(exercise price Cdn$0.41).  Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

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

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the service period.  The grant date fair value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about restricted stock units outstanding as at June 30, 2008:

	RSU’s Granted	RSU’s Vested	RSU’s Forfeited	RSU’s Outstanding	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	627,500	308,750	118,750	200,000	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	41,670	—	112,500	Cdn$0.77
Outstanding at June 30, 2008	828,670	373,420	142,750	312,500	$0.80*

 * Based on the June 30, 2008 exchange rate of Cdn$1 equals US$0.9807

11. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

On March 20, 2008, the Company entered into a consulting agreement with a director, former employee and shareholder for certain financial services.  The individual was paid $31,500 during the quarter ended June 30, 2008.

12. COMMITMENTS & CONTINGENCIES

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

[b] The Company rents office space in Vancouver, BC for a 3 year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2009	6,847

In July 2008, a new 5-year lease was executed and provides for rental cost of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

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

13. SUBSEQUENT EVENTS

On July 2, 2008, an investor relations firm was granted 250,000 stock options.  The options vest over one year and are exercisable at a price of Cdn$0.40 for a term of two years.

On July 7, 2008, several directors, officers and one consultant forfeited 2,627,500 options.

On July 8, 2008, four employees and one consultant were granted 235,000 options.  These options vest over one year and are exercisable at a price of Cdn$0.38 for a term of five years.

Effective August 5, 2008, the Company entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000.  The option period is twelve months and extendable for another six months for an additional $35,000.  At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares of the Company.  Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties.  The Company may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

In August 2008, the Company entered into a Transition Agreement (TA) with an individual under which, the individual will cease to be an employee effective August 31, 2008 and cease to be a director of the Company during September, 2008.  The individual will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008.  The Company will record a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement.  The same individual has entered into a consulting agreement with the Company that becomes effective September 2008.  Under the agreement, the individual is eligible for 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of agreement.

On August 1, 2008, 750,000 stock options were granted to three executive officers.  550,000 of these options vest over the next two years, while the remaining 200,000 vest in the next six months.  The options are exercisable at a price of Cdn$0.41 for a term of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission ("SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management’s Discussion and Analysis

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

Overview:

We were established as a private company in April 2003 to acquire and develop gold properties in the United States. Our objective is to establish a producing gold company through the development and extraction of gold deposits. In December of 2005 we completed our initial public offering.

In July 2003, through our wholly owned subsidiary Borealis Mining, we acquired from Golden Phoenix an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property and in January of 2006 completed the acquisition of all of the Golden Phoenix interest in the Borealis Property. We now control, subject to a lease and royalty agreement, approximately 23 square miles of claims located on land administered by the Bureau of Land Management and Forest Service near Hawthorne Nevada.

We funded our early exploration activity and property acquisition through a series of private placements and the proceeds received from our initial public offering.

In January 2007 we started the process of completing a mineral resource estimate covering the entire property that included all drilling results obtained during calendar year 2007. The mineral resource estimate was completed April 28, 2008 and is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company's website at www.gryphongold.com. The report is entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA,(the "Technical Report") and was compiled by Dr. Roger Steininger, Ph.D., CPG.

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

(b)     An Employment Agreement between us and Mr. Baughman for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development; and

(c)     A Non-Competition Agreement under which the Sellers have agreed not to compete with the Registrant for the latter of (i) twelve (12) months following the Closing Date (the "Restricted Period"), or (ii) twelve (12) months following the termination of the Company's employment of Gerald Baughman. The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Registrant or Mr. Baughman during the course of his employment by the Registrant, in any manner or capacity. "Area of Interest" is defined as any property owned by the Registrant, Nevada Eagle, or any affiliate of the Registrant or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by the Registrant, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

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

In April of 2008 we completed a CIM compliant, NI 43-101 resource report that included all drilling results to date. We are currently analyzing those results and incorporating them in a Preliminary Assessment report ("PA") examining the engineering and economic feasibility of placing the oxide resources into production. The PA is expected to be completed and analyzed in September 2008.

No exploration drilling was completed during the quarter ended June 30, 2008. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of June 30, 2008, approximately 203 holes and 142,220 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben resource or complete exploration in the Pediment areas of the Borealis property.

We are currently performing exploration on the Borealis Property for the purpose of identifying additional potential gold resources. During calendar 2008 we expect to prepare a Preliminary Assessment report on the previously mined area of the Borealis Property to further delineate the gold mineralization available for the operation of a mine, design the open pit mine, heap leach pads and gold recovery plant and to estimate the capital and operating costs of the proposed mining scenario. Metallurgical test work completed to date indicates the oxide material is amenable to conventional heap-leach recovery methods. If we complete a PA during 2008 and, if warranted have made a decision to begin development, we intend to develop our Borealis Property and place it into production, assuming adequate additional capital is available.

We expect that over the remainder of fiscal 2009 we will perform exploration drilling in the pediment areas and certain of the previously mined oxide areas, complete a Preliminary Assessment report examining the economic viability of an oxide heap leach mine, and take steps as necessary to ensure the permits under the existing Plan of Operation remain in place. We also expect to complete a Scoping Study covering the possibility of mining the Graben sulphide deposit along with sulphide resources located near the previously mined Freedom Flats and Borealis open pits.

With respect to Nevada Eagle Resources, we expect to stake additional properties and to continue to actively lease or joint venture properties to third party exploration companies.

Events subsequent to June 30, 2008

In July 2008 we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 30 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the past six months, and his primary focus has been overseeing the completion the Preliminary Assessment on the Borealis heap leach mine and advancing the project towards production.

Mr. Key’s employment contract provides for the granting of 350,000 stock options.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker will cease to be an employee effective August 31, 2008 and cease to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company will record a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with the Company that becomes effect September 2008. Under the agreement, he is eligible for 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of this agreement.

Effective August 5, 2008, we entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

Fiscal 2009 Plan of Operations

Our plan is to focus on moving the Borealis property into production through the development of an oxide heap leach mine, produce a Scoping Study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis property.

During September 2008, we plan to release an independent Preliminary Assessment ("PA") on the development of an oxide heap leach mine. Depending on the results of the PA, we may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

The following activities are planned for the duration of fiscal 2009:

  Complete the PA covering the development of the Borealis heap leach mine, and take further steps to continue development of the potential mine.

  Take steps as necessary to ensure all existing permits for construction and operation of an oxide heap leach mine remain intact.

  Produce a Scoping Study covering the potential development of the Graben resource along with certain other nearby sulphide resources,

  Continue exploration drilling at both the Central Pediment and Western Pediment, which are northwest of the Graben sulphide deposit. Drilling will be guided by the results of the geological and geophysical exploration model.

  Continue to stake and lease or joint venture out Nevada Eagle properties.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no revenues during all reporting periods. Property payments we received under lease or joint venture arrangements were recorded as a reduction in the carrying value of the property.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

For the three months ended June 30, 2008, we had a net loss of $1,438,906 or $0.02 per share compared to a net loss of $2,226,553 or $0.05 per share in the same period in the prior year, as spending on our exploration program, management salaries and general and administrative costs decreased significantly.

Exploration expenses during the quarter ended June 30, 2008 were $686,668 or 48% of our total expenses compared to $1,478,472 or 64% of total expenses in the prior year. Most of the activity in the current quarter was related to the completion of the Preliminary Assessment and the construction of a water well. No exploration drilling was completed during the quarter ended June 30, 2008. During the prior year’s comparable quarter, we drilled a total of 16 reverse circulation holes (totaling 18,890 feet) on the Borealis property.

Management salaries and consulting fees in the quarter ended June 30, 2008 were $328,026 compared to $438,363 incurred in the quarter ended June 30, 2007. Total non-cash compensation expense was $103,051 in the quarter ended June 30, 2008 compared to the prior years fiscal first quarter of $213, 032. Salary costs decreased from prior years because fewer management personnel were employed. Consulting fees during the quarter decreased due to reduced spending on investor relations and related activities. General and administration costs decreased compared to the prior year because of reduced expenditures on investor relations activities. Legal and audit fees for the period were $89,090, which is an increase compared to the prior years quarter ended June 30, 2007 of $71,297. These costs increased to the additional audit work related to Nevada Eagle Resources. Travel and accommodation during the quarter ended June 30, 200 was $27,935, compared to $52,652 expended on travel in the prior year’s comparable quarter. The decrease in travel and entertainment is mainly due to decreased investor relations activity.

Interest income earned on cash deposits was $16,042 for the quarter ended June 30, 2008, compared to $74,139 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year’s comparable quarter. Interest expense on the note payable incurred to purchase Nevada Eagle Resources totaled $130,169 of which $67,203 was non-cash accreted interest. We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle properties. During the quarter ended June 30, 2008, these shares declined $33,439 in value.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

At June 30, 2008, we had working capital of $2,675,506. Current assets consisted of $2,637,991 in cash, $116,411 in securities held for trading, $98,116 in accounts receivable and $112,429 in prepaid expenses. We had $289,441 in accounts payable at June 30, 2008.

During the quarter ended June 30, 2008, we used cash in operating activities of $1,530,761 which included our net loss during the quarter of $1,438,906, off-set by depreciation of $16,882, non-cash compensation of $103,051, non-cash interest expense of $67,203, unrealized loss on securities held for trading of $33,439 and changes in non-cash working capital of a $6,012 increase in accounts receivable, a $335,709 decrease in accounts payable and a $30,111 decrease in pre-paid expenses. We used cash in investing activities of $14,942, including $13,801 for reclamation deposits, $33,139 for equipment purchases, $36,002 for mineral properties, and we received $68,000 in cash payments from the leasing of exploration properties. Financing activities used cash of $12,700, which included $9,246 in miscellaneous legal costs related to the issuance of shares, and by capital lease principal payments of $3,454. Cash decreased during the period by $1,558,403 to $2,637,991 as at June 30, 2008.

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

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008 and due each January 1 and June 1. In addition to the purchase consideration, the Baughman’s were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle from January 1, 2007 through midnight on December 31, 2007.

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

(b)     An Employment Agreement between Mr. Baughman and us for a term of one year, renewable by the parties, to serve as our Vice President of Corporate Development;

(c)     A Non-Competition Agreement under which the Sellers have agreed not to compete with the Registrant for the latter of (i) twelve (12) months following the Closing Date, or (ii) twelve (12) months following the termination of the Company's employment of Gerald Baughman. The scope of the non-competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Registrant or Mr. Baughman during the course of his employment by the Registrant, in any manner or capacity. "Area of Interest" is defined as any property owned by the Registrant, Nevada Eagle, or any affiliate of the Registrant or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by the Registrant, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

Updated share capital as of August 13, 2008:

Basic Common Stock Issued and Outstanding	61,977,065
Warrants, Options and other Convertible Securities	18,461,530
Fully Diluted Common Stock	80,438,595

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

Exploration of mineral property interests

We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including claims establishment) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value. We will also write down capitalized amounts if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 10%. Estimation of forfeitures is reviewed on a quarterly basis.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600, which is disclosed further in Note79 of the financial statements.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial results.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

We currently have seven employees. We do not expect a significant change in this number.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,485 per month to certain leaseholders while exploration is proceeding on the Borealis Property. In addition, to maintain its existing claims on the Borealis property, we make payments totaling approximately $130,000 annually. These payments are contingent upon us maintaining an interest in the property. Through Nevada Eagle, we also make claim payments of approximately $50,000 annually. The definitive amount depends on the exact number of claims and the number of unleased properties.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,499,337. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of June 30, 2008, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	6,847	6,847	-	-	-

(1) Obligation for the rental of office space in Vancouver BC with an initial 3-year term, terminating August 2008 and payments of approximately $3,491 per month. In July 2008, a new 5-year lease was executed and provides for rental cost of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer ("CEO"), John L. Key, and Chief Financial Officer ("CFO"), Michael Longinotti, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A.

Risks Factors.

There have been no material changes from the risk factors as previously disclosed in our Form 10-KSB/A, which was filed on with the SEC on July 8, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, we did not offer or sell unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, and no securities repurchases occurred during the quarter ended June 30, 2008.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2008.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005)

3.2	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005)

3.3	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005)

3.4	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005)

3.5	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005)

10.1	Financial and Advisory Services Agreement between Gryphon Gold Corporation and Matter & Associates (Vancouver, British Columbia) (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.18)

10.2	Employment Agreement between Gryphon Gold Corporation and Michael Longinotti (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.19)

10.3	Employment Agreement between Gryphon Gold Corporation and Gerald Baughman (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.20)

10.4	Professional Services Agreement between Gryphon Gold Corporation and John L. Key (Previously filed on Form 10-KSB on June 26, 2008 as exhibit 10.21)

10.5	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.1)

10.6	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.2)

10.7	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.3)

10.8	Option to Restructure Debt Agreement between the Registrant and Nevada Eagle Resources, dated August 5, 2008

31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:

/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as principal executive officer)

Date:

August 12, 2008

By:

/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)

Date:

August 13, 2008