Form 10-Q
period 2008-09-30
GRYPHON GOLD CORP
filed 2008-11-14
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(604) 261-2229

(Registrant's Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐      No ☒

Number of common shares outstanding at November 14, 2008: 61,957,065

GRYPHON GOLD CORPORATION

September 30, 2008

i

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)

(Unaudited)

	As at September 30, 2008 $	As at March 31, 2008 $

ASSETS
Current
Cash	1,409,955	4,196,394
Held for trading securities	14,305	151,543
Accounts receivable	14,822	92,104
Prepaid expenses	57,000	142,540
Total Current Assets	1,496,082	4,582,581

Equipment [note 4]	147,591	142,511
Mineral properties [notes 3 & 5]	7,322,356	12,209,864
Other assets [note 7]	209,437	257,844
	9,175,466	17,192,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	464,739	626,843
Current portion of capital lease [note 8]	-	18,127
Total current liabilities	464,739	644,970

Convertible promissory note [note 9]	4,568,313	4,432,134

Commitments and contingencies [note 12]

Stockholders' equity
Common stock	61,957	61,735
Additional paid-in capital	38,267,763	37,885,549
Deficit accumulated during the exploration stage	(34,187,306)	(25,831,588)
Total stockholders' equity	4,142,414	12,115,696
	9,175,466	17,192,800

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. dollars)

(Unaudited)

	Three months ended		Six months ended		Period from April 24, 2003 (inception) to September 30, 2008 $
	September 30, 2008 $	September 30, 2007 $	September 30, 2008 $	September 30, 2007 $
Exploration [note 6]	594,651	1,274,926	1,281,319	2,753,398	15,054,951
Management salaries and consulting fees [note 11]	659,367	695,068	987,393	1,133,431	8,292,430
General and administrative	194,144	314,743	343,216	557,605	2,925,247
Legal and audit	67,000	126,560	156,090	197,857	1,608,885
Travel and accommodation	88,984	51,052	116,919	103,704	1,008,607
Depreciation & amortization	15,479	16,390	32,361	30,237	185,850
(Gain) loss on disposal of equipment	(2,354)	6,552	(3,174)	6,552	23,100
Foreign exchange (gain) loss	22,427	12,102	16,914	15,302	11,437
Lease revenue	(22,598)	-	(22,598)	-	(22,598)
Interest income	(8,108)	(55,411)	(24,150)	(129,550)	(730,481)
Interest expense	132,189	58,553	262,358	58,553	579,321
Impairment of carrying value of exploration properties [note 3]	5,100,000	-	5,100,000	-	5,100,000

Unrealized (gain) loss on securities	(61,260)	-	(27,821)	-	13,666
Realized loss on sale of securities	136,891	-	136,891	-	136,891

Net loss for the period	(6,916,812)	(2,500,535)	(8,355,718)	(4,727,088)	(34,187,306)

Basic and diluted loss per share	$(0.11)	$(0.04)	$(0.14)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	61,939,263	52,673,678	61,827,891	50,093,806

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

(Stated in U.S. dollars)

(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	38,326,370	38,326	20,731,825	—	20,770,151
Share issue costs	—	—	(740,553)	—	(740,553)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents' warrants issued on private placements [note 10[b]]	—	—	168,137	—	168,137
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters' compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants	108,000	108	151,138	—	151,246
Exercise of warrants	1,855,775	1,856	1,742,979	—	1,744,835
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(17,980,822)	(17,980,822)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements [note [10[a]]	9,486,500	9,487	7,346,431	—	7,355,918
Share issue costs	—	—	(523,288)	—	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	—	3,449,418
Fair value of agents' warrants issued on private placements [note 10[a] &[b]]]	—	—	54,490	—	54,490
Fair value of options granted [note 10[c]]	—	—	459,519	—	459,519
Fair value of vested stock grants [notes 10 [a] &[d]]	321,250	320	369,241	—	369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Shares issue cost	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	370,045	—	370,045
Fair value of vested stock grants [notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(8,355,718)	(8,355,718)
Balance, September 30, 2008	61,957,065	61,957	38,267,763	34,187,306	4,142,414

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. dollars)

(Unaudited)

	Three months ended		Six months ended		Period from April 24, 2003 (inception) to September 30, 2008 $
	September 30, 2008 $	September 30, 2007 $	September 30, 2008 $	September 30, 2007 $
OPERATING ACTIVITIES
Net loss for the period	(6,916,812)	(2,500,535)	(8,355,718)	(4,727,088)	(34,187,306)
Items not involving cash:
Depreciation	15,479	16,390	32,361	30,237	185,850
(Gain) loss on disposal of equipment	(2,354)	6,552	(3,174)	6,552	23,100
Fair value of options, warrants and other non-cash compensation	288,631	271,462	391,682	484,494	3,040,902
Non-cash interest expense [note 9]	68,976	28,367	136,179	28,367	295,954
Loss on sale of securities	136,891	-	136,891	-	136,891
Unrealized (gain) loss on securities	(61,260)	-	(27,821)	-	13,666
Held for trading securities included in lease revenue	(9,598)	-	(9,598)	-	(9,598)
Impairment of carrying value of exploration properties [note 3]	5,100,000	-	5,100,000	-	5,100,000
Changes in non-cash working capital items:
Amounts receivable	83,294	29,696	77,282	7,927	(14,822)
Accounts payable and accrued liabilities	173,605	416,128	(162,104)	437,247	464,739
Prepaid expenses	55,429	162,356	85,540	54,008	(57,000)
Cash used in operating activities	(1,067,719)	(1,569,584)	(2,598,480)	(3,678,256)	(25,007,624)

INVESTING ACTIVITIES
Reclamation deposit	-	(45,000)	(13,801)	(54,700)	(209,437)
Purchase of equipment	(12,059)	(16,391)	(45,198)	(40,221)	(296,840)
Nevada Eagle acquisition and related non-compete agreement [note 3]	-	(2,964,527)	-	(3,068,340)	(3,068,340)
Mineral property expenditures [note 5]	(277,373)	(3,710)	(313,375)	(3,710)	(2,242,865)
Mineral property lease payments received	88,000	5,000	156,000	5,000	401,805
Proceeds from sales of held for trading securities	37,766	-	37,766	-	37,766
Proceeds from sale of equipment	3,349	2,314	3,349	2,314	9,613
Cash used by investing activities	(160,317)	(3,022,314)	(175,259)	(3,159,657)	(5,368,298)

FINANCING ACTIVITIES
Capital lease principal payments	-	(5,917)	(3,454)	(11,670)	(53,523)
Cash received for shares	-	3,789,197	-	3,879,697	34,607,555
Share issue costs	-	(246,414)	(9,246)	(246,414)	(3,157,280)
Subscription receivables collected	-	-	-	-	389,125
Cash provided by financing activities	-	3,536,866	(12,700)	3,615,613	31,785,877

(Decrease) increase in cash during the period	(1,228,036)	(1,050,032)	(2,786,439)	(3,222,300)	1,409,955
Cash and cash equivalents, beginning of period	2,637,991	4,982,886	4,196,394	7,150,154	-
Cash and cash equivalents, end of period	1,409,955	3,927,854	1,409,955	3,927,854	1,409,955

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

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

The recoverability of amounts shown for mineral property interests in the Company's consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable. As a result, the Company's ability to continue as a going concern is in substantial doubt.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company's audited consolidated financial statements as at and for the year ended March 31, 2008 (the "Annual Financial Statements"). Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

NEW POLICIES ADOPTED

In September 2006, the FASB issued SFAS No. 157, " Fair Value Measurements ". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on its financial statements.

NEW POLICIES ADOPTED (cont'd)

The Company measures its held for trading securities at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at September 30, 2008 is:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 14,305	$14,305	$—	$—

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company's fiscal year beginning April 1, 2008. Effective April 1, 2008, the Company adopted FAS 159, which did not have a material impact on the Company's interim unaudited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company's fiscal year beginning April 1, 2009 and is to be applied prospectively.

RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

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

(b) 4,500,000 shares of common stock of the Company (the "Common Shares") valued at $3,449,418; and

(c) a 5% convertible note in the principal amount of $5,000,000 (the "Convertible Note") with an issue date of August 21, 2007 and a fair value of $4,272,359 [Note 9].

Consideration paid for acquisition of Nevada Eagle
Cash at closing	$2,500,000
Cash due diligence costs
and other expenses	568,340
3,068,340

Common shares	3,449,418
Convertible note and value
of conversion feature	4,272,359
$10,790,117
Allocation of Purchase Price
Mineral properties	10,719,209
Non-competition agreement	70,908
$10,790,117

Subsequent to the purchase of NER, the value for exploration properties has declined as evidenced by lower publically quoted stock values for gold exploration companies. As the decline in value is an indicator of impairment, an impairment test was performed for the quarter ended September 30, 2008. The Company also determined that undiscounted cash flows were not likely to recover the carrying values of the properties.

The original purchase price allocation for the acquisition of the NER properties was based on a valuation model provided by an independent investment-banking firm. The model was driven by three parameters, 1- the value of an exploration property, 2- the value of an acre of exploration property, and 3 – the value of an identified mineral resource on the property. In determining the value of each parameter, an independent investment-banking firm examined both recent similar transactions in the marketplace and the market values of a sample of publicly traded gold exploration companies.

To measure for impairment, the investment-banking firm updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000.

The impairment charge was first allocated to the carrying value of the non-compete agreement of $55,117, net of accumulated amortization and the remaining impairment charge was allocated to the mineral properties.

4. EQUIPMENT

	September 30, 2008
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	209,301	98,532	110,769
Trucks	64,097	27,275	36,822
Total	273,398	125,807	147,591

	March 31, 2008
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,986	80,897	117,089
Trucks under capital lease	71,319	45,897	25,422
Total	269,305	126,794	142,511

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

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000 and an additional $25,000 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000.

Effective August 21, 2007, the Company purchased all the rights and interests of Nevada Eagle, as described in note 3. $10,719,209 of the purchase price was allocated to the value of the exploration properties acquired.

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(156,000)
Expenditures during the period	38,375
Option to amend Borealis Property mining lease	275,000
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property cost, September 30, 2008	7,322,356

6. EXPLORATION

					Period from April
	Three month ended		Six month ended		24, 2003
					(inception) to
	September	September	September	September	September 30,
	30, 2008	30, 2007	30, 2008	30, 2007	2008
	$	$	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	116,709	733,390	402,208	1,728,537	7,107,589
Property maintenance	219,809	218,626	357,055	351,579	2,902,145
Geologic and assay	28,755	202,349	63,791	502,641	2,032,116
Project management	86,645	84,629	154,749	119,873	1,556,536
Engineering	140,203	5,000	270,694	5,000	1,096,480
Metallurgy	2,382	10,932	20,371	25,768	317,207
Subtotal Borealis property	594,503	1,254,926	1,268,868	2,733,398	15,012,073
Other exploration	148	20,000	12,451	20,000	42,878
Total exploration	594,651	1,274,926	1,281,319	2,753,398	15,054,951

7. OTHER ASSETS

	September 30,	March 31,
	2008	2008
	$	$
Reclamation bond & deposits	209,437	195,636
Non-compete agreement [note 3]	-	62,208
	209,437	257,844

During the six months ended September 30, 2008, the Company increased the amount of their performance bond from $168,459 to $182,260 by purchasing a further performance bond totaling $13,801 from an insurance company. The total bond purchase is in support of the potential future obligations the Company may incur under a Plan of Operation for exploration within the brown-field area of the Borealis property filed with the U.S. Forest Service. The Company also holds a deposit with the Bureau of Land Management ("BLM") for $27,177 (March 31, 2008 - $27,177), which supports its potential future obligations for reclamation during the Company's exploration activities within the BLM area. At September 30, 2008, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its general property activities completed to September 30, 2008.

As part of the acquisition of Nevada Eagle, the primary interest holder entered into a non-compete agreement. The non-compete agreement was being amortized on a straight line basis over 5 years. At September 30, 2008, the value of the non-compete agreement was reduced to zero in conjunction with the recording of an impairment in value of the Nevada Eagle exploration properties [note 3].

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

9. CONVERTIBLE PROMISSORY NOTE

	September 30,	March 31,
	2008	2008
	$	$
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010,
unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st.	4,568,313	4,432,134
Discount accretion for the period from August 21, 2007 (date of issue) to
September 30, 2008, totalled $295,954.

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder's option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at September 30, 2008. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue. Interest and discount accretion of $125,342 and $136,179, for the six months ended September 30, 2008, has been recorded as interest expense in the unaudited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company (see note 3).

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

On November 10, 2008, the terms of the note were amended (see note 13).

10. CAPITAL STOCK

[a]

Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended September 30, 2008, the company issued 180,000 common shares to directors. The issuance was the last vesting of restricted stock grants dated January 10, 2007.

During the quarter ended June 30, 2008, the company issued 41,670 common shares to a director (retired April 8, 2008). The issuance was provided under a transition agreement, which allowed 2,778 restricted stock units to vest monthly commencing January 2007 and until such time as this individual retired from the board of directors. See also note 10[d].

10. CAPITAL STOCK (cont'd)

[b]

Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents' compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents' compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters' compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents' compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents' compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents' compensation on private placement – Series H	265,050	44,040
Agents' compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(340,580)	—
Warrants outstanding, September 30, 2008	14,486,500	357,727

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2008:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.3	Cdn$1.35	February 9, 2009
5,000,000	0.8	Cdn$1.25	August 3, 2009
3,254,000	1.2	Cdn$1.00*	November 22, 2009
1,050,000	1.2	Cdn$1.00*	November 27, 2009
182,500	1.3	Cdn$1.00*	December 14, 2009
14,486,500	1.0	$1.13**

*The warrants are exercisable through November 21, November 26, and December 13, 2008 at Cdn$1.00 and exercisable at Cdn$1.25per unit thereafter until expiry

** Based on the September 30, 2008 exchange rate of Cdn$1 equals US$0.93967.

The fair value of agents' and underwriters' warrants issued during 2008, 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions: a risk-free interest rate of 3.38% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 51% to 70% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

10. CAPITAL STOCK (cont'd)

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

On July 7, 2008, several directors, officers and one consultant cancelled 2,627,500 options.

On July 8, 2008, four employees and one consultant were granted 385,000 options. These options vest over one year and are exercisable at a price of Cdn$0.38 for a term of five years.

On July 21, 2008, a director was granted 200,000 options. These options vest over one year and are exercisable at a price of Cdn$0.38 for a term of five years.

On August 1, 2008, 750,000 stock options were granted to three executive officers. 550,000 of these options vest over the next two years, while the remaining 200,000 vest in the next six months. The options are exercisable at a price of Cdn$0.41 for a term of five years.

On August 5, 2008, 3 employees and one consultant cancelled 940,000 options.

On September 5, 2008, 175,000 options were forfeited by a director.

On September 16, 2008 550,000 options were granted to two directors and a consultant. 400,000 options vest at date of grant and 150,000 vest in the next nine months. The option are exercisable at a price of Cdn$0.28 for a term of five years.

On September 18, 2008, 150,000 options were granted to a consultant which vested immediately, have a term of five years and an exercise price of Cdn$0.26 per share.

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

The Company recorded total non-cash stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months ended		Six months ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
	$	$	$	$

Management salaries, exploration expense &
consulting fees	288,631	271,462	391,682	484,494

10.

CAPITAL STOCK (cont'd)

Stock option activity

The following table summarizes the Company's stock option activity for the six months ended September 30, 2008:

	Number of	Weighted Average
	Stock Options	exercise price
Outstanding, April 1, 2008	6,069,500	$0.92
Granted	2,785,000	$0.35
Exercised	-	-
Forfeited	(3,877,500)	$0.66
Total outstanding at September 30, 2008	4,977,000	$0.59
Vested and exercisable at September 30, 2008	3,049,500	$0.71

* Based on the September 30, 2008 exchange rate of Cdn$1 equals US0.93967.

The following table summarizes information about stock options outstanding as at September 30, 2008:

Stock Options Outstanding and Exercisable

			Average Remaining
Stock Options	Average Remaining	Stock Options	Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
825,000	1.5	825,000	1.5	$0.75
95,000	2.1	95,000	2.1	Cdn$0.85
50,000	2.3	50,000	2.3	Cdn$1.25
30,000	2.4	30,000	2.4	Cdn$1.37
395,000	2.5	395,000	2.5	Cdn$1.37
20,000	2.5	20,000	2.5	Cdn$1.37
30,000	2.7	30,000	2.7	Cdn$1.60
50,000	2.8	50,000	2.8	Cdn$1.29
50,000	3.1	50,000	3.1	Cdn$1.34
90,000	3.3	90,000	3.3	Cdn$0.81
20,000	3.3	20,000	3.3	Cdn$0.88
125,000	3.4	125,000	3.4	Cdn$0.80
20,000	3.6	15,000	3.6	Cdn$0.95
85,000	4.0	42,500	4.0	Cdn$0.90
47,000	4.0	47,000	4.0	Cdn$0.88
150,000	4.4	25,000	4.4	Cdn$0.62
250,000	4.5	100,000	4.5	Cdn$0.49
35,000	4.5	15,000	4.5	Cdn$0.43
425,000	4.5	225,000	4.5	Cdn$0.41
250,000	4.8	-	4.8	Cdn$0.40
385,000	4.8	-	4.8	Cdn$0.38
100,000	4.8	100,000	4.8	Cdn$0.38
750,000	4.8	150,000	4.8	Cdn$0.41
550,000	5.0	400,000	5.0	Cdn$0.28
150,000	5.0	150,000	5.0	Cdn$0.26
4,977,000		3,049,500

10. CAPITAL STOCK (cont'd)

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option-pricing model. The assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	51%-58%	49% - 55%
Risk free interest rate	2.06-2.83%%	1.79% -4.63%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3-year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option's exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of three publicly listed companies that operate in the same industry. The period of historical volatility is the same period as the expected life of the option being 3 years.

The Black-Scholes option-pricing model used by the Company to calculate option values was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. Options pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Changes in these assumptions can materially affect the fair value estimate and therefore it is management's view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company's equity instruments.

The weighted-average fair value of options granted during the six months ended September 30, 2008 was US$0.15. Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

[d]

Restricted stock units:

The RSU stock grant entitles the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years.

On July 10, 2008, 180,000 RSU's vested for four directors.

On September 5, 2007, the Company entered into a Transition Agreement with an employee and director (see note 10(c) and note 12). Among other things, the agreement provided a grant of 112,500 RSU's that vest over two years; 18,750 RSU's that were to vest in January 2008 were forfeited; a grant of 50,000 RSU's was forfeited and replaced with a new RSU agreement that provides 2,778 units for each full month of service (subject to a maximum of 50,000 RSU's) completed as a member of the Board of Directors beginning January 1, 2007 and vest upon resignation from the Board of Directors. Effective April 8, 2008, the individual resigned from the Board and 41,670 RSU's vested.

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the service period. The grant date fair value of the restricted stock unit is calculated using the closing price of the Company's common stock on the date of the grant.

10. CAPITAL STOCK (cont'd)

The following table summarizes information about restricted stock units outstanding as at September 30, 2008:

	RSU's	RSU's	RSU's	RSU's	Weighted
	Granted	Vested	Forfeited	Outstanding	Average Fair
					Value at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	41,670	—	112,500	Cdn$0.77
Outstanding at September 30, 2008	808,670	553,420	142,750	112,500	$0.72*

* Based on the September 30, 2008 exchange rate of Cdn$1 equals US$0.93967.

11. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

On March 20, 2008, the Company entered into a consulting agreement with a director, former employee and shareholder for certain financial services. The individual was paid $31,500 during the quarter ended June 30, 2008. Effective September 1, 2008, the terms of the financial services agreement were amended and the individual was paid $32,250 during the quarter ended September 30, 2008.

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

[b] The Company rents office space in Vancouver, BC for a 5 year term and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2009	34,848
2010	58,695
2011	56,495
2012	58,993
2013	58,993
2014	24,580

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

[d] In August 2008, the Company entered into a Transition Agreement with an individual under which, the individual ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company September 4, 2008. The individual will receive monthly payments of $12,500 and certain incidental expenses for 12 months beginning September 2008. The Company recorded a charge to expense of $162,809 during the quarter ended September 30, 2008 to accrue the cost of the agreement.

13. SUBSEQUENT EVENTS

The market value and the market values for companies similar to the Company have declined considerably over the past twelve months. To preserve as much cash as possible and to ensure liquidity for the longest period possible, the Company is taking steps to reduce the rate of cash expenditure. These steps include reducing the number of personnel and making other personnel part-time, and temporarily suspending development work on the Borealis property, including engineering work. The Company is also reviewing all discretionary spending to reduce or eliminate elective expenditures.

Effective November 2008, the Company began deferring one half of cash compensation for the CEO, VP Business Development, and terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with the Company.

On November 10, 2008, the 5% convertible promissory note was amended so that cash interest payments shall be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of the previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and parable at the due date of the note, March 30, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission ("SEC"), including, but not limited to our annual report n Form 10KSB/S as filed on July 8, 2008. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management's Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

Overview:

We were established as a private company in April 2003 to acquire and develop gold properties in the United States. Our objective is to establish a producing gold company through the development and extraction of gold deposits. In December of 2005, we completed our initial public offering.

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

In January 2007, we started the process of completing a mineral resource estimate covering the entire property that included all drilling results obtained during calendar year 2007. The mineral resource estimate was completed April 28, 2008 and is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company's website at www.gryphongold.com. The report is entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA,(the "Technical Report") and was compiled by Dr. Roger Steininger, Ph.D., CPG.

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

In April of 2008, we completed a CIM compliant, NI 43-101 resource report that included all drilling results to date. We have analyzed those results and incorporated them in a Preliminary Assessment report ("PA") examining the engineering and economic feasibility of placing the oxide resources into production.

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA indicated that the project had an unlevered internal rate of return of 26% assuming a US$775 per ounce price of gold. The potential mine produced 232,000 ounces of gold over kts 5 year like at an average cash operating cost of $439 per ounce of gold. The PA indicated that for each 1% change in the price of gold, the projected internal rate of return changed by 1.7%. We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

No exploration drilling was completed during the six months ended September 30, 2008. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of September 30, 2008, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben resource or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 30 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the past six months, and his primary focus has been overseeing the completion the Preliminary Assessment on the Borealis heap leach mine and advancing the project towards production.

Mr. Key's employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with the Company that becomes effect September 2008. Under the agreement, he is eligible for 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of this agreement. The consulting agreement was terminated effective September 28, 2008,

Effective August 5, 2008, we entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000.

Fiscal 2009 Plan of Operations

Our long-term plan is to focus on moving the Borealis property into production through the development of an oxide heap leach mine, produce a Scoping Study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis property.

During September 2008, we released an independent Preliminary Assessment ("PA") on the development of an oxide heap leach mine. We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

We recognize that additional resources are required to enable us continue operations. We intend to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due the market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we are taking steps to reduce our rate of ongoing cash expenditure. These steps include reducing the number of personnel and making other personnel part-time, and temporarily suspending development work on the Borealis property, including engineering work. We are also reviewing all discretionary spending to reduce or eliminate elective expenditures.

Effective November 2008, we are deferring one half of the cash compensation for our CEO, VP Business Development, and terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with us.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and parable at the due date of the note, March 30, 2010.

We will continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We will also work with the USFS to maintain our permits under the Plan of Operations. These steps will preserve the existing value of the Borealis property for our shareholders.

The exploration properties held by Nevada Eagle Resources will continue to be leased and joint ventured out. The leased properties will provide a cash and liquidity for us, and therefore we will continue to actively manage the portfolio of leases.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods. Property payments we received under lease or joint venture arrangements were recorded as a reduction in the carrying value of the property unless the carrying value of the property was at or near zero, in which case the payments were recognized as lease revenue in the Statement of Operations.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

For the three months ended September 30, 2008, we had a net loss of $6,916,812 or $0.11 per share compared to a net loss of $2,500,535 or $0.04 per share in the same period in the prior year. Cash spending on our exploration program, management salaries and general and administrative costs decreased. During the quarter ended September 30, 2008, the Company recognized a $5,100,000 non-cash impairment of the carrying value of the Nevada Eagle exploration properties and the related non-competition agreement entered into at the time of acquisition. The impairment in value was recognized because the quoted market value of public companies holding similar type exploration properties have declined since the acquisition of Nevada Eagle. At September 30, 2008, we have valued the Nevada Eagle properties based on the current market prices for companies holding similar type exploration properties.

Exploration expenses during the quarter ended September 30, 2008 were $594,651 or 9% of our total expenses compared to $1,274,936 or 50% of total expenses in the prior year. Most of the activity in the current quarter was related to the completion of the Preliminary Assessment of the construction and operation of a heap leach gold mine on the Borealis property. No exploration drilling was completed during the quarter ended September 30, 2008, although two water monitoring wells, necessary for the start of mining operations, were installed. During the prior year's comparable quarter, we drilled a total of 10 reverse circulation holes (totaling 12,080 feet) on the Borealis property.

Management salaries and consulting fees in the quarter ended September 30, 2008 were $659,367 compared to $695,068 incurred in the quarter ended September 30, 2007. Total non-cash compensation expense was $288,631 in the quarter ended September 30, 2008 compared to the prior years fiscal first quarter of $271,462. Consulting fees during the quarter decreased due to reduced spending on investor relations and related activities. General and administration costs decreased compared to the prior year because of reduced expenditures on investor relations activities. The current year cost of the option to amend the 5% convertible note payable of $35,000 was included in general administration. Legal and audit fees for the period were $67,000, which is a decrease compared to the prior years quarter ended September 30, 2007 of $126,560. These costs decreased due to the additional legal and accounting work related to the acquisition of Nevada Eagle Resources preformed in the prior year. Travel and accommodation during the quarter ended September 30, 2008 was $88,984, compared to $51,052 expended on travel in the prior year's comparable quarter. The increase in travel and entertainment is mainly due to a European trip in the current years second fiscal quarter as part of the process of obtaining construction financing for the possible oxide heap leach mine.

Interest income earned on cash deposits was $8,108 for the quarter ended September 30, 2008, compared to $55,411 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year's comparable quarter. Interest expense on the note payable incurred to purchase Nevada Eagle Resources totaled $132,189 of which $68,976 was non-cash accreted interest.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During this restriction period, the market value of these shares declined substantially. During the quarter ended September 30, 2008, we sold a number of these securities and received $37,766 in proceeds from the sales of securities held and recorded a realized loss of $136,891. This realized loss was partially offset by unrealized losses recorded in prior reporting periods as we reduced the carrying value of the securities to their quoted market value.

Six months ended September 30, 2008 compared to six months ended September 20, 2007

For the six-month period ended September 30, 2008 we incurred a net loss of $8,355,718 or $0.14 per share compared to a net loss of $4,727,088 or $0.09 per share incurred during the same period in the prior year, as spending decreased on our exploration activities, management salaries and consulting fees, and general and administrative. The increase in the net loss is due to a $5,100,000 non-cash impairment of the carrying value of Nevada Eagle exploration properties and the related non-competition agreement entered into at the time of acquisition.

Exploration expenses during the six-month period ended September 30, 2008 were $1,281,319 or 15% of our total expenses compared to $2,753,398 or 57% of total expenses in the prior year. No exploration drilling was completed during the six months ended September 30, 2008. During the prior year's comparable six months, we drilled a total of 26 holes at the Borealis property, representing 30,970 feet. During the six months ended September 30, 2008, we completed a CIM compliant NI 43-101 resource report and in September 2008 we released the results of our Preliminary Assessment of the development of an oxide heap leach gold mine on the Borealis property. Much of the current years expenses covered the completion of these two reports plus permitting efforts for exploration drilling in the pediment areas of the Borealis property.

Management salaries and consulting fees in the six months ended September 30, 2008 were $987,393 compared to $1,133,431 for the same period in the prior year. The decrease is due to the reduced consulting fees for investor relations activities. Total non-cash compensation costs included in the six months ended September 30, 200 were $391,682 versus $484,494 in the prior year's comparable period.

Legal and audit fees for the six month period decreased to $156,090 from $197,857 incurred in the prior year's comparable period. The lower costs reported in the six months ended September 30, 2008 were due to reduced spending on Nevada Eagle. Travel and accommodation during the six months ended September 30, 2008 was $116,919 compared to $103,704 reported in prior year six-month period ended September 30, 2007. The increase was due to an increase in investor relations travel. General and administrative expenses were $343,216, versus $557,605 in the prior year's comparable period. The decrease is due to reduced spending on investor relations. The current years expense also includes $35,000 for the cost of entering into an option agreement to amend the 5% convertible note payable. Interest income earned on cash deposits was $24,150 for the six months ended September 30, 2008, compared to $129,550 for the six months ended September 30, 2007, due to lower average cash balances during the six-month period. Interest expense totaled $262,358 and arose from the issuance of a convertible promissory note related to the purchase of Nevada Eagle Resources LLC on August 21, 2007. $136,179 of the interest expense is non-cash.

During the six months ended September 30, 2008 we recognized a realized loss of $136,891 from the sale of securities recognized an unrealized gain of $27,821.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities. Our secondary, and much smaller source of liquidity, is cash received through leases payments of exploration properties, and the sale of shares received as lease payments on exploration properties.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due the market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we are taking steps to reduce our rate of cash expenditure. These steps include reducing the number of personnel and making other personnel part-time, and temporarily suspending development work on the Borealis property, including engineering work. We are also reviewing all discretionary spending to reduce or eliminate elective expenditures.

Effective November 2008, we are deferring one half of the cash compensation for our CEO, VP Business Development, and terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with us.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and parable at the due date of the note, March 30, 2010.

We will continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We will also work with the USFS to maintain our permits under the Plan of Operations. These steps will preserve the existing value of the Borealis property for our shareholders.

The exploration properties held by Nevada Eagle Resources will continue to be leased and joint ventured out. The leased properties will provide a cash and liquidity for us, and therefore we will continue to actively manage the portfolio of leases.

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital.

At September 30, 2008, we had working capital of $1,031,342. Current assets consisted of $1,409,955 in cash, $14,305 in securities held for trading, $14,822 in accounts receivable and $57,000 in prepaid expenses. We had $464,739 in accounts payable at September 30, 2008.

During the quarter ended September 30, 2008, we used cash in operating activities of $1,067,719 which included our net loss during the quarter of $6,916,812 off-set by depreciation of $15,479, non-cash compensation of $288,631, non-cash interest expense of $68,976, realized loss on securities held for trading of $136,891, realized gain of $61,260, gain on disposal of equipment $2,354, held for trading securities of $9,598, impairment of $5,100,000 and changes in non-cash working capital of a $83,294 decrease in accounts receivable, a $173,605 decrease in accounts payable and a $55,429 decrease in pre-paid expenses.

We used cash in investing activities of $160,317 including $12,059 for equipment purchases, $277,373 for mineral properties (of this total, $275,000 was to provide us the option to fix the royalty rate on the Borealis property at 5%, the terms of this option are described below), and we received $88,000 in cash payments from the leasing of exploration properties, $3,349 from sale of equipment and $37,766 from the sale of held for trading securities. We did not use or receive any cash from financing activities in the quarter ended September 30, 2008. Cash decreased during the period by $1,228,036 to $1,409,955 as at September 30, 2008.

On August 22, 2008, we entered into a 12 month option agreement, at a cost of $250,000 plus $25,000 is legal and consulting costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000.

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

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008 and due each January 1 and June 1. In addition to the purchase consideration, the Baughman's were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle from January 1, 2007 through midnight on December 31, 2007.

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

(b)

An Employment Agreement between Mr. Baughman and us for a term of one year, renewable by the parties, to serve as our Vice President of Business Development;

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

Updated share capital as of November 14, 2008:
Basic Common Stock Issued and Outstanding	61,957,065
Warrants, Options and other Convertible Securities	19,576,000
Fully Diluted Common Stock	81,533,065

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies and estimates, which we believe are important to understanding our financial results.

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses for the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results will likely differ from these estimates.

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

Exploration of mineral property interests

We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including claims establishment) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value. We will also write down capitalized amounts if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.

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

In June 2006, the FASB issued FASB interpretation No. 48 – Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company's fiscal year beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company's consolidated financial results.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

We currently have three employees. We do not expect significant changes in this number.

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

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,568,313. Refer to the section 'Liquidity and Capital Resources' under this document for a full description of the acquisition and commitment.

As of September 30, 2008, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	283,804	51,787	114,031	117,986	-
Operating Lease Obligation (2)	8,800	8,800	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.
(2) Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2009 and payments of $1,100 per month.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer ("CEO"), John L. Key, and Chief Financial Officer ("CFO"), Michael Longinotti, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Except as provided below, neither we nor any of our properties, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated.

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

Item 1A.     Risks Factors.

Except for the risk factors as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-KSB/A, which was filed on with the SEC on July 8, 2008.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Recent market events and current economic conditions may negatively impact the expected cash flow to Nevada Eagle for the lease of its exploration properties.

The rapid declines in the stock markets, much greater volatility in equity valuations and generally weaker economic conditions experienced during 2008, has made it more difficult for companies, and including junior exploration companies, to raise capital. Nevada Eagle Resources leases many of its exploration properties to junior exploration companies. Many of these companies may experience difficulties raising money to complete their planned exploration programs and this may negatively impact the expected cash flow to Nevada Eagle Resources for the lease of the exploration properties, and may result in the renegotiation of terms or cancellation of some of the leases by the exploration companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2008, we did not offer or sell unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, and no securities repurchases occurred during the six months ended September 30, 2008.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

Results of Annual General Meeting of Shareholders

On September 04, 2008, Gryphon Gold Corporation held its annual general meeting of shareholders at the Vancouver Club, 915 West Hastings Street, Vancouver, BC, at 2:00PM. Shareholders representing 23,039,943 shares or 37.3% of the shares authorized to vote (61,777,065) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors		Voted For	Withheld

The election of the Nominees to the Company's Board to serve until the Company's 2008 Annual Meeting of Shareholders or until successors are duly elected and qualified:
John L. Key		21,929,740	1,110,203
Gerald W. Baughman		22,947,740	92,203
Rohan Hazelton		22,975,740	64,203
Donald W. Gentry		22,981,740	58,203

Proposal #2	For	Against	Abstain

To ratify the appointment of the Company's Independent Registered Public Accounting Firm for the 2008 fiscal year	22,970,740	28,659	40,544

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on August 7, 2008. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5.     Other Information.

Effective November 1, 2008, we are deferring one half of the cash compensation for John Key, our CEO and Jerry Baughman, our VP Business Development. Effective November 12, 2008, we terminated our employment agreement with Michael Longinotti, our CFO, and effective November 1, 2008, we terminated our employment agreement with Steve Craig, our VP Exploration, and we terminated our administrative assistant and Field Supervisor for the Borealis property.

On November 1, 2008, we entered into a consulting agreement with Mr. Craig for the provision of services related to activities at the Borealis Project. Under the terms of the consulting agreement, Mr. Craig will provide consulting services for oversight of the Company's Borealis permits and compliance, conducting other activities related to the Borealis Project, and any other general activities as directed by the Company. The Company will pay Mr. Craig a consulting fee of $600 per day for time spent by Mr. Craig in the provision of services. The Company will also pay or reimburse Mr. Craig for all reasonable out-of-pocket expenses directly related to the provision of services. The consulting agreement is for a term from November 1, 2008 to December 31, 2009, and may be renewed thereafter upon mutual agreement of the parties. The consulting agreement can be terminated by the Company for cause, as defined in the consulting agreement, without notice, or by either party for any reason upon fifteen days notice to the other party.

On November 12, 2008, we entered into a consulting agreement with Mr. Longinotti for the provision of services as the CFO to the Company. Under the terms of the consulting agreement, Mr. Longinotti will provide the following services to the Company:

  Assist in debt and equity financings of the Company;

  Assist with ongoing accounting requirements of the Company, including check signing, reconciliation of bank accounts, review of monthly and quarterly reports, attend audit committee and board meetings as required;

  Provide accounting advise regarding US GAAP;

  Assist with the preparation and review of press releases and other public documents;

  Act in the capacity of CFO and Principal Financial and Accounting Officer to the Company;

  Assist in the maintenance of relationships with key shareholders and prospective investors in the Company;

  Perform other associated duties as instructed by the CEO or Controller.

Mr. Longinotti will be compensated at a rate of Cdn.$90 per hour for actual hours spent on the Company, billed monthly and payable in arrears. Mr. Longinotti will also be reimbursed for actual out-of-pocket expenses incurred in the provision of the above services. The consulting agreement is for a term of 12 months less a day beginning on November 12, 2008. Both parties have the right to terminate the consulting agreement upon ten days written notice to the other party.

The Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008, was amended November 13, 2008 to terminate on December 31st, 2008.

Item 6.     Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005)
3.2	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005)
3.3	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005)
3.4	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005)
3.5	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005)
10.1	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.1)
10.2	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.2)
10.3	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.3)
10.4	Option to Restructure Debt Agreement between the Registrant and Gerald and Fabiola Baughman, dated August 5, 2008 (Previously filed on Form 8-K on August 5, 2008 as exhibit 10.4)
10.5	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008 (Previously filed on Form 8-K on August 22, 2008 as exhibit 10.5)
10.6	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008 (Previously filed on Form 8-K on October 23, 2008 as exhibit 10.6)
10.7	Financial and Advisory Services Agreement between the Registrant and Matter & Associates (Vancouver, British Columbia), dated October 1, 2008
10.8	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008
10.9	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date:	November 14, 2008

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date:	November 14, 2008