Form 10-Q
period 2008-12-31
GRYPHON GOLD CORP
filed 2009-02-13
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-127635

GRYPHON GOLD CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 West Hastings Street, Suite 711
Vancouver, British Columbia	V6B 1N2
(Address of Principal Executive Offices)	(Zip Code)

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

Number of common shares outstanding at February 13, 2009: 61,957,065

GRYPHON GOLD CORPORATION
December 31, 2008

i

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at	As at
	December 31,	March 31,
	2008	2008
	$	$

ASSETS
Current
Cash	1,014,678	4,196,394
Held for trading securities	16,809	151,543
Accounts receivable	18,098	92,104
Prepaid expenses	78,068	142,540
Total Current Assets	1,127,653	4,582,581

Equipment [note 4]	129,685	142,511
Mineral properties [notes 3 & 5]	7,127,995	12,209,864
Other assets [note 7]	209,437	257,844
	8,594,770	17,192,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	489,066	626,843
Current portion of capital lease [note 8]	-	18,127
Total current liabilities	489,066	644,970

Convertible promissory note [note 9]	4,711,634	4,432,134

Commitments and contingencies [note 12]

Stockholders' equity
Common stock	61,957	61,735
Additional paid-in capital	38,337,937	37,885,549
Deficit accumulated during the exploration stage	(35,005,824)	(25,831,588)
Total stockholders' equity	3,394,070	12,115,696
	8,594,770	17,192,800
See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)
(Unaudited)

					Period from
					April 24, 2003
	Three months ended		Nine months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Exploration [note 6]	141,667	661,007	1,422,985	3,414,405	15,196,617
Management salaries and consulting
fees [note 11]	258,876	529,729	1,246,269	1,663,160	8,551,306
General and administrative	167,209	254,831	510,425	812,436	3,024,456
Legal and audit	52,077	111,020	208,167	308,877	1,660,962
Travel and accommodation	2,412	68,704	119,332	172,408	1,011,020
Depreciation & amortization	11,694	18,746	44,055	48,983	197,544
(Gain) loss on disposal of equipment	1,309	-	(1,865)	6,552	24,409
Loss on sale of mineral properties	34,360	-	34,360	-	34,360
Foreign exchange loss	9,675	3,034	26,589	18,336	21,112
Lease revenue	-	-	(22,598)	-	(22,598)
Interest income	(1,386)	(40,782)	(25,536)	(170,332)	(731,867)
Interest expense	133,129	130,300	395,487	188,853	712,450
Impairment of carrying value of
exploration properties [note 3]	-	-	5,100,000	-	5,100,000

Unrealized (gain) loss on securities	7,496	-	(20,325)	-	21,162
Realized loss on sale of securities	-	-	136,891	-	136,891

Net loss for the period	(818,518)	(1,736,589)	(9,174,236)	(6,463,678)	(35,005,824)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.15)	$(0.13)

Basic and diluted weighted average
number of common shares outstanding	61,957,065	58,954,952	61,796,947	49,764,662
See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in U.S. dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	38,326,370	38,326	20,731,825	—	20,770,151
Share issue costs	—	—	(740,553)	—	(740,553)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares
issued	—	—	226,000	—	226,000
Fair value of agents' warrants issued on
private placements [note 10[b]]	—	—	168,137	—	168,137
Fair value of options granted to
consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters'
compensation warrants on IPO
[note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note
10[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants	108,000	108	151,138	—	151,246
Exercise of warrants	1,855,775	1,856	1,742,979	—	1,744,835
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(17,980,822)	(17,980,822)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements	9,486,500	9,487	7,346,431	—	7,355,918
Share issue costs	—	—	(523,288)	—	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	—	3,449,418
Fair value of agents' warrants issued on				—
private placements [note 10[b]]	—	—	54,490		54,490
Fair value of options granted				—
[note 10[c]]	—	—	459,519		459,519
Fair value of vested stock grants [notes 10				—
[a] &[d]]	321,250	320	369,241		369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Shares issue cost	—	—	(9,246)	—	(9,246)
Fair value of options granted
[note 10[c]]	—	—	440,219	—	440,219
Fair value of vested stock grants [notes 10
[a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,174,236)	(9,174,236)
Balance, December 31, 2008	61,957,065	61,957	38,337,937	(35,005,824)	3,394,070
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

NEW POLICIES ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company's financial statements.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at December 31, 2008 is:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 16,809	$16,809	$—	$—

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

The original purchase price allocation for the acquisition of the NER properties was based on a valuation model provided by an independent investment-banking firm. The model was driven by three parameters, 1- the value of an exploration property, 2- the value of an acre of exploration property, and 3 – the value of an identified mineral resource on the property. The value of each parameter was determined from recent similar acquisition transactions in the marketplace and the market values of a sample of publicly traded gold exploration companies.

To measure for impairment, the Company updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008.

Management determined an impairment charge was not warranted for the three month period ended December 31, 2008.

4. EQUIPMENT

	December 31, 2008
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	199,261	104,005	95,256
Trucks	64,097	29,668	34,429
Total	263,358	133,673	129,685

	March 31, 2008
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,986	80,897	117,089
Trucks under capital lease	71,319	45,897	25,422
Total	269,305	126,794	142,511

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

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(258,500)
Proceeds from sale of properties	(50,000)
Lease payments received (shares)	(10,000)
Loss on sale of properties	(34,360)
Expenditures during the period	29,971
Option to amend Borealis Property mining lease	285,903
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property cost, December 31, 2008	7,127,995

6. EXPLORATION

					Period from April
	Three month ended		Nine month ended		24, 2003
					(inception) to
	December	December	December	December	December 31,
	31, 2008	31, 2007	31, 2008	31, 2007	2008
	$	$	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	21,083	262,095	423,291	1,990,632	7,128,672
Property maintenance	42,711	194,654	399,766	546,233	2.944,856
Geologic and assay	995	106,752	64,787	609,393	2,033,111
Project management	50,137	69,899	204,883	189,772	1,606,672
Engineering	12,401	15,353	283,096	20,353	1,108,881
Metallurgy	14,002	9,556	34,373	35,324	331,209
Subtotal Borealis property	141,329	658,309	1,410,196	3,391,707	15,153,401
Other exploration	338	2,698	12,789	22,698	43,216
Total exploration	141,667	661,007	1,422,985	3,414,405	15,196,617

7. OTHER ASSETS

	December 31,	March 31,
	2008	2008
	$	$
Reclamation bond & deposits	209,437	195,636
Non-compete agreement [note 3]	-	62,208
	209,437	257,844

On December 31, 2008, the Company had $182,260 (March 31, 2008 - $168,459) on deposit to support a performance bond with the United States Forest Service. The Company also holds a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2008 - $27,177), which supports its potential future obligations for reclamation during the Company's exploration activities within the BLM area. At December 31, 2008, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its general property activities completed to December 31, 2008.

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

9. CONVERTIBLE PROMISSORY NOTE

	December 31,	March 31,
	2008	2008
	$	$
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st . Discount accretion for the period from August 21, 2007 (date of issue) to December 31, 2008, totalled $365,988.	4,711,634	4,432,134

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder's option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at December 31, 2008. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue. Interest and discount accretion of $188,356 and $206,211, for the nine months ended December 31, 2008, has been recorded as interest expense in the unaudited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company (see note 3).

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

On November 10, 2008, the 5% convertible promissory note was amended so that cash interest payments shall be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of the previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

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

[b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents' compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents' compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters' compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents' compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents' compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents' compensation on private placement – Series H	265,050	44,040
Agents' compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(340,580)	—
Warrants outstanding, December 31, 2008	14,486,500	357,727

10. CAPITAL STOCK (cont'd)

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2008:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.1	Cdn$1.35	February 9, 2009
5,000,000	0.6	Cdn$1.25	August 3, 2009
3,254,000	0.9	Cdn$1.25	November 22, 2009
1,050,000	0.9	Cdn$1.25	November 27, 2009
182,500	1.0	Cdn$1.25	December 14, 2009
14,486,500	0.7	$1.06*
** Based on the December 31, 2008 exchange rate of Cdn$1 equals US$.08210.

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

On April 8, 2008 directors, officers, a consultant and an employee were granted 500,000 options. 25% of these options vested June 30, 2008 while the remaining will vest over the next three quarters and are exercisable for 5 years at a price of Cdn$0.41 per share.

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

On September 18, 2008, 150,000 options were granted to a consultant which vested immediately, and have a term of five years and an exercise price of Cdn$0.26 per share.

On November 18, 2008, 150,000 options were granted to a director which 37,500 have vested and the remaining 112,500 will vest in the next 8 months, and have a term of five years and an exercise price of Cdn$0.07 per share.

On November 20, 2008, 275,000 options were granted to a consultant which vested immediately and have a term of five years and an exercise price of Cdn$0.07.

10. CAPITAL STOCK (cont'd)

On November 24, 2008, 250,000 options were granted to a consultant which vested immediately and have a term of five years and an exercise price of Cdn$0.26.

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 15%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total non-cash stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months ended		Nine months ended
	December	December	December	December
	31, 2008	31, 2007	31, 2008	31, 2007
	$	$	$	$
Management salaries, exploration expense &
consulting fees	70,174	199,422	468,620	683,916

Stock option activity

The following table summarizes the Company's stock option activity for the nine months ended December 31, 2008:

	Number of	Weighted Average
	Stock Options	exercise price
Outstanding, April 1, 2008	6,069,500	$0.83
Granted	3,460,000	$0.27
Exercised	-	-
Forfeited	(4,185,000)	$0.80
Total outstanding at December 31, 2008	5,344,500	$0.49
Vested and exercisable at December 31, 2008	4,014,500	$0.54
* Based on the December 31, 2008 exchange rate of Cdn$1 equals US0.8210.

10. CAPITAL STOCK (cont'd)

The following table summarizes information about stock options outstanding as at December 31, 2008:

Stock Options Outstanding and Exercisable
			Average Remaining
Stock Options	Average Remaining	Stock Options	Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
825,000	1.2	825,000	1.2	$0.75
95,000	1.9	95,000	1.9	Cdn$0.85
50,000	2.0	50,000	2.0	Cdn$1.25
30,000	2.2	30,000	2.2	Cdn$1.37
395,000	2.3	395,000	2.3	Cdn$1.37
20,000	2.3	20,000	2.3	Cdn$1.37
30,000	2.4	30,000	2.4	Cdn$1.60
50,000	2.6	50,000	2.6	Cdn$1.29
50,000	2.8	50,000	2.8	Cdn$1.34
90,000	3.0	90,000	3.0	Cdn$0.81
20,000	3.1	20,000	3.1	Cdn$0.88
125,000	3.2	125,000	3.2	Cdn$0.80
20,000	3.4	20,000	3.4	Cdn$0.95
85,000	3.7	42,500	3.7	Cdn$0.90
47,000	3.8	47,000	3.8	Cdn$0.88
150,000	4.1	25,000	4.1	Cdn$0.62
250,000	4.2	100,000	4.2	Cdn$0.49
20,000	4.2	20,000	4.2	Cdn$0.43
387,500	4.3	312,500	4.3	Cdn$0.41
62,500	4.5	62,500	4.5	Cdn$0.40
367,500	4.5	192,500	4.5	Cdn$0.38
100,000	4.6	100,000	4.6	Cdn$0.38
750,000	4.6	150,000	4.6	Cdn$0.41
500,000	4.7	450,000	4.7	Cdn$0.28
150,000	4.7	150,000	4.7	Cdn$0.26
150,000	4.9	37,500	4.9	Cdn$0.07
275,000	4.9	275,000	4.9	Cdn$0.07
250,000	4.9	250,000	4.9	Cdn$0.26
5,344,500		4,014,500

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option-pricing model. The assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	51%-68%	49% - 55%
Risk free interest rate	1.20-2.83%%	1.79% -4.63%
Expected lives	3 years	3 years

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

10. CAPITAL STOCK (cont'd)

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

The weighted-average fair value of options granted during the nine months ended December 31, 2008 was US$0.10. Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

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

The following table summarizes information about restricted stock units outstanding as at December 31, 2008:

	RSU's	RSU's	RSU's	RSU's	Weighted
	Granted	Vested	Forfeited	Outstanding	Average Fair
					Value at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	41,670	—	112,500	Cdn$0.77

Outstanding at December 31, 2008	808,670	553,420	142,750	112,500	$0.63*
* Based on the December 31, 2008 exchange rate of Cdn$1 equals US$0.8210.

11. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

On March 20, 2008, the Company entered into a consulting agreement with a director, former employee and shareholder for certain financial services. The individual was paid $31,500 during the quarter ended June 30, 2008. Effective September 1, 2008, the terms of the financial services agreement were amended and the individual was paid $32,250 during the quarter ended September 30, 2008. During the quarter ended December 31, 2008 the consulting agreement was terminated and the individual was paid $30,259.

In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. There were no payments made to the individuals under these agreements during the quarter ended December 31, 2008.

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

[b] The Company rents office space in Vancouver, BC for a 5 year term, commencing Sept 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2009	15,640
2010	51,561
2011	49,361
2012	51,544
2013	51,544
2014	21,477

The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $68,000, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at quarter ended December 31, 2008.

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

[d] In August 2008, the Company entered into a Transition Agreement with an individual under which, the individual ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company September 4, 2008. The individual will receive monthly payments of Cdn$12,500 and certain incidental expenses for 12 months beginning September 2008. The Company recorded a charge to expense of $162,809 during the quarter ended September 30, 2008 to accrue the cost of the agreement. On December 12, 2008 the individual and the Company terminated the Transition Agreement eliminating the nine Cdn$12,500 future monthly payments and entered into a consulting agreement requiring a Cdn$50,000 payment on January 1, 2009. The Cdn$50,000 has been accrued as of December 31, 2008.

[e] The market value and the market values for companies similar to the Company have declined considerably over the past twelve months. To preserve as much cash as possible and to ensure liquidity for the longest period possible, the Company implemented steps to reduce the rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation, terminating four full time employees, and temporarily suspending development work on the Borealis property, including engineering work. The Company also eliminated all discretionary spending. During the quarter ended December 31, 2008, the Company recorded $178,887 in total severance cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including, but not limited to our annual report n Form 10KSB/S as filed on July 8, 2008. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

In April of 2008, we completed a CIM compliant, NI 43-101 resource report that included all drilling results to date. We have analyzed those results and incorporated them in a Preliminary Assessment report (“PA”) examining the engineering and economic feasibility of placing the oxide resources into production.

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA indicated that the project had an unlevered internal rate of return of 26% assuming a US$775 per ounce price of gold. The potential mine produced 232,000 ounces of gold over an expected 5 year life at an average cash operating cost of $439 per ounce of gold. The PA indicated that for each 1% change in the price of gold, the projected internal rate of return changed by 1.7% . We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

No exploration drilling was completed during the nine months ended December 31, 2008. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of December 31, 2008, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben resource or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 40 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the past six months, and his primary focus has been overseeing the completion the Preliminary Assessment on the Borealis heap leach mine and advancing the project towards production.

Mr. Key's employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with the Company that becomes effect September 2008. Under the agreement, he is eligible for 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of this agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly $12,500 payments. A consulting agreement was entered into on December 12, 2008 and Mr. Ker will receive Cdn$50,000 on January 1, 2009.

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

During September 2008, we released an independent Preliminary Assessment (“PA”) on the development of an oxide heap leach mine. We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

We recognize that additional resources are required to enable us continue operations. See discussions under the section heading “Liquidity and Capital Resources” below.

Effective November 2008, the CEO, VP Business Development became part time, and we terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with us.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

We intend to continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We will also work with the USFS to maintain our permits under the Plan of Operations.

It is our intention to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties will provide a cash and liquidity for us, and therefore we will continue to actively manage the portfolio of leases.

In December 2008 we sold an exploration property held by Nevada Eagle Resources for $50,000. We anticipate that we will sell certain other properties. The ability to sell and the payment terms and amount of proceeds we will receive is likely will be impacted by the general condition of the gold exploration industry.

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

Three months ended December31, 2008 compared to three months ended December 31, 2007

For the three months ended December 31, 2008, we had a net loss of $818,518 or $0.01 per share compared to a net loss of $1,736,589 or $0.03 per share in the same period in the prior year. Cash spending on all areas of our operations decreased as we made an effort to conserve cash.

Exploration expenses during the quarter ended December 31, 2008 were $141,667 or 18% of our total expenses compared to $661,007 or 38% of total expenses in the prior year. Most of the exploration costs recognized in the current quarter were maintaining our rights to the Borealis property by completing all ongoing property lease payments and the cost of the severance packages of the VP of Exploration and Field Supervisor. No exploration drilling was completed during the quarter ended December 31, 2008. During the prior year's comparable quarter, we drilled a total of 5 reverse circulation holes (totaling 5,515 feet) on the Borealis property.

Management salaries and consulting fees in the quarter ended December 31, 2008 were $258,876, which includes an accrual of $149,555 for severance of administrative staff, compared to $529,729 incurred in the quarter ended December 31, 2007. Total non-cash compensation expense due to the recognition of costs related to stock options, was $76,938 in the quarter ended December 31, 2008 compared to the prior year's fiscal third quarter of $199,422. Consulting fees during the quarter decreased due to the majority of consulting contracts being terminated in effort to conserve cash. General and administrative costs decreased to $167,209 compared to $254,831 the prior year's quarter because of our efforts to eliminate spending. The anticipated loss over the life of our sub-lease agreement for our former Vancouver, British Columbia office was $68,000 and included in the current year's fiscal third quarter costs. Legal and audit fees for the period were $52,077, which is a decrease compared to the prior year's quarter ended of $111,020. These costs decreased due to the additional legal and accounting work related to the acquisition of Nevada Eagle Resources preformed in the prior year. Travel and accommodation during the quarter ended December 31, 2008 was $2,412, compared to $68,704 expended on travel in the prior year's comparable quarter. The decrease in travel and entertainment cost is due to the elimination of most travel during the quarter.

Interest income earned on cash deposits was $1,386 for the quarter ended December 31, 2008, compared to $40,782 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year's comparable quarter and the lower interest rates received on deposits during the current year's third fiscal quarter. Interest expense on the 5% note payable incurred to purchase Nevada Eagle Resources totaled $133,129 of which $70,003 was non-cash accreted interest.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for certain Nevada Eagle exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During this restriction period, the market value of these shares held declined substantially. During the quarter ended December 31, 2008, we recorded an unrealized loss of $7,496.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007

For the nine-month period ended December 31, 2008 we incurred a net loss of $9,174,236 or $0.15 per share compared to a net loss of $6,463,678 or $0.13 per share incurred during the same period in the prior year. The current year expenses include a charge to earnings of $5,100,000 for the impairment of the carrying value of the Nevada Eagle exploration properties. The loss before the impairment charge is $4,074,236 and is less than the prior period's comparable loss. The reduction in the comparable loss is due to decreased spending on our exploration activities, management salaries and consulting fees, and general and administrative as a result of our efforts to conserve cash.

Exploration expense during the nine-month period ended December 31, 2008 was $1,422,985 or 35% (before the effect of the non-cash impairment charge) of our total expenses compared to $3,414,405 or 53% of total expenses in the prior year. No exploration drilling was completed during the nine months ended December 31, 2008. During the prior year's comparable nine months, we drilled a total of 31 holes at the Borealis property, representing 36,405 feet. During the nine months ended December 31, 2008, we completed a CIM compliant NI 43-101 resource report and in September 2008, we released the results of our Preliminary Assessment of the development of an oxide heap leach gold mine on the Borealis property. Much of the current year's exploration expense covered the completion of these two reports plus permitting efforts for exploration drilling in the pediment areas of the Borealis property.

Management salaries and consulting fees in the nine months ended December 31, 2008 were $1,246,269 compared to $1,663,160 for the same period in the prior year. The decrease is due to the reduced consulting fees for investor relations activities and the termination of several employees in November 2008. Total non-cash compensation cost for stock options included in the nine months ended December 31, 2008 was $468,620 versus $683,916 in the prior year's comparable period.

Legal and audit fees for the nine month period decreased to $208,167 from $308,877 incurred in the prior year's comparable period. The lower costs reported in the nine months ended December 31, 2008 were due to reduced spending on Nevada Eagle. Travel and accommodation during the nine months ended December 31, 2008 was $119,332 compared to $172,408 reported in prior year's nine-month period ended December 31, 2007. The decrease was due primarily to a decrease in investor relations travel. General and administrative expenses were $510,425, versus $812,436 in the prior year's comparable period. The decrease is due to reduced spending on investor relations and our efforts to conserve cash. Interest income earned on cash deposits was $25,536 for the nine months ended December 31, 2008, compared to $170,332 for the nine months ended December 31, 2007, due to lower average cash balances during the nine-month period and lower interest rates received on deposits. Interest expense totaled $395,487 and arose from the issuance of a convertible promissory note related to the purchase of Nevada Eagle Resources LLC on August 21, 2007. $206,211 of the interest expense is non-cash.

During the nine months ended December 31, 2008 we recognized a realized loss of $136,891 from the sale of securities and recognized an unrealized gain of $20,325

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities. Our secondary source of liquidity, is cash received through lease payments and sales of exploration properties, and the sale of shares received as lease payments on exploration properties.

Effective November 2008, our CEO, VP Business Development went to a part time basis, and we terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with us.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

We anticipate continuing to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We will also work with the USFS to maintain our permits under the Plan of Operations. These steps are intended to preserve the existing value of the Borealis property for our shareholders.

We intend to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties provide a cash and liquidity for us, and therefore we intend to continue to actively manage the portfolio of leases. Certain of these properties may be sold outright and during the quarter ended December 31, 2008 we sold an unleased mineral property held by Nevada Eagle Resources for $50,000.

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital.

At December 31, 2008, we had working capital of $638,587. Current assets consisted of $1,014,678 in cash, $16,809 in securities held for trading, $18,098 in accounts receivable and $78,068 in prepaid expenses. We had $489,066 in accounts payable and accrued liabilities at December 31, 2008.

There has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due the market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we are taking steps to reduce our rate of cash expenditure. These steps include reducing the number of personnel to three at reduced compensation rates, terminating other employees and temporarily suspending development work on the Borealis property, including engineering work. We have also reduced discretionary spending, including sub-leasing our Vancouver, British Columbia office and reducing the size of our rented office in Reno.

We recognize that additional resources are required to enable us continue operations. We intend to raise additional funds through debt and/or equity financing, selling certain exploration properties, and continue leasing exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

Our current working capital is $638,587 with an average burn rate of $69,000 per month in a typical month based on the current number of employees we have. This burn rate is subject to adjustments based upon future events.

During the quarter ended December 31, 2008, we used cash in operating activities of $550,181 which included our net loss during the quarter of $818,518 off-set by depreciation of $11,694, non-cash compensation of $70,174, non-cash interest expense of $143,321, unrealized loss of $7,496 on the valuation of marketable securities, loss on disposal of equipment $1,309, a loss on sale of mineral property of $34,360, and changes in non-cash working capital of a $3,276 decrease in accounts receivable, a $24,326 increase in accounts payable and a $21,067 decrease in prepaid expenses.

We generated cash from investing activities of $150,904 including $2,499 for spend for mineral properties, and we received $102,500 in cash payments from the leasing of exploration properties, $4,902 from sale of equipment and $50,000 from the sale of a mineral property. We did not use or receive any cash from financing activities in the quarter ended December 31, 2008. Cash decreased during the period by $395,278 to $1,014,678 as at December 31, 2008.

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

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and is convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008 and due each January 1 and June 1. In addition to the purchase consideration, the sellers were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle during calendar year 2007.

In addition, we granted the sellers registration rights on the shares issued.

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

(c) A Non-Competition Agreement under which the Sellers have agreed not to compete with the Registrant for the latter of (i) twelve (12) months following the Closing Date, or (ii) twelve (12) months following the termination of the Company's employment of Gerald Baughman. The scope of the non- competition obligation relates to the business of acquiring and/or holding base metal and precious metal mineral assets located in the state of Nevada within the Area of Interest and to properties that have been examined by the Registrant or Mr. Baughman during the course of his employment by the Registrant, in any manner or capacity. “Area of Interest” is defined as any property owned by the Registrant, Nevada Eagle, or any affiliate of the Registrant or Nevada Eagle on the latter of (i) Closing Date or (ii) the termination date of Gerald Baughman's employment by the Registrant, if any, together with any adjacent areas within one kilometer of the exterior boundary of such properties.

Updated share capital as of February 13, 2009:

Basic Common Stock Issued and Outstanding	61,957,065
Warrants, Options and other Convertible Securities	19,943,500
Fully Diluted Common Stock	81,900,565

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, at this time we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

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

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,568,313. Refer to the section ‘Liquidity and Capital Resources' under this document for a full description of the acquisition and commitment.

As of December 31, 2008, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	235,627	32,908	99,632	103,087	-
Operating Lease Obligation (2)	55,00	5,00	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $68,000, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at quarter ended December 31, 2008.

(2) Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2009 and payments of $1,100 per month.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer (“CEO”), John L. Key, and Chief Financial Officer (“CFO”), Michael Longinotti, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

During the quarter ended December 31, 2008, our staffing levels decreased and certain positions were eliminated or converted to part-time. We have analyzed certain parts of our system of internal control that were affected by these changes and made reasonable efforts to reassign tasks to maintain an appropriate segregation of duties. In conjunction we, eliminated signing authorities for certain individuals, and retained our CFO and VP of Exploration on consulting agreements to perform certain tasks. These changes were reviewed and approved by our Board of Directors. Our disclosure controls were not affected by these personnel changes and remain effective.

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

Financial market conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

There has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.

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

We recognize that additional resources are required to enable us continue operations. We intend to raise additional funds through debt and/or equity financing, selling certain exploration properties, and continue leasing exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

Our current working capital is $638,587 with an average burn rate of $69,000 per month in a typical month based on the current number of employees we have. This burn rate is subject to adjustments based upon future events.

Recent market events and current economic conditions may negatively impact the expected cash flow to Nevada Eagle for the lease of its exploration properties.

The rapid decline in the financial markets, much greater volatility in equity valuations and generally weaker economic conditions experienced during 2008 and into 2009, has made it more difficult for companies, including junior exploration companies, to raise capital. Nevada Eagle Resources leases many of its exploration properties to junior exploration companies. Many of these companies may experience difficulties raising money to complete their planned exploration programs and this may negatively impact the expected cash flow to Nevada Eagle Resources for the lease of the exploration properties, and may result in the renegotiation of terms or cancellation of some of the leases by the exploration companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2008, we did not offer or sell unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, and no securities repurchases occurred during the nine months ended December 31, 2008.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective November 1, 2008, John Key, our CEO and Gerald Baughman, our VP Business Development have began employment on a part time basis. Effective November 12, 2008, we terminated our employment agreement with Michael Longinotti, our CFO, and effective November 1, 2008, we terminated our employment agreement with Steve Craig, our VP Exploration, and we terminated our administrative assistant and Field Supervisor for the Borealis property.

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
  Provide accounting advice regarding US GAAP;
  Assist with the preparation and review of press releases and other public documents;
  Act in the capacity of CFO and Principal Financial and Accounting Officer to the Company;
  Assist in the maintenance of relationships with key shareholders and prospective investors in the Company;
  Perform other associated duties as instructed.

Mr. Longinotti will be compensated at a rate of Cdn$90 per hour for actual hours spent on the Company, billed monthly and payable in arrears. Mr. Longinotti will also be reimbursed for actual out-of-pocket expenses incurred in the provision of the above services. The consulting agreement is for a term of 12 months less a day beginning on November 12, 2008. Both parties have the right to terminate the consulting agreement upon ten days written notice to the other party.

The Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008, was amended November 13, 2008 to terminate on December 31st, 2008.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005)
3.2	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005)
3.3	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005)
3.4	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005)
3.5	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005)
10.1	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.1)
10.2	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.2)
10.3	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008 (Previously filed on Form 8-K on July 23, 2008 as exhibit 10.3)
10.4	Option to Restructure Debt Agreement between the Registrant and Gerald and Fabiola Baughman, dated August 5, 2008 (Previously filed on Form 8-K on August 5, 2008 as exhibit 10.4)
10.5	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008 (Previously filed on Form 8-K on August 22, 2008 as exhibit 10.5)
10.6	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008 (Previously filed on Form 8-K on October 23, 2008 as exhibit 10.6)
10.7	Financial and Advisory Services Agreement between the Registrant and Matter & Associates (Vancouver, British Columbia), dated October 1, 2008 (Previously filed on Form 8-K on October 23, 2008 as exhibit 99.1)
10.8	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008 (Previously filed on Form 10-Q on November 14, 2008 as exhibit 10.8)
10.9	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008 (Previously filed on Form 10-Q on November 14, 2008 as exhibit 10.9)
31.1	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date:	February 13, 2009

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date:	February 13, 2009