Form 10-Q/A
period 2008-12-31
GRYPHON GOLD CORP
filed 2009-03-10
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the financial statements for the quarter ended December 31, 2008, originally filed with the Commission on February 13, 2009. The Registrant is filing this Form 10-Q/A to insert a missing page "The Consolidated Statements of Cash Flows", page 5, that was inadvertently left out during the EDGARization process.

Aside from the addition of the missing page, no other changes have been made to the 10-Q.

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

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in U.S. dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	38,326,370	38,326	20,731,825	—	20,770,151
Share issue costs	—	—	(740,553)	—	(740,553)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents' warrants issued on private placements [note 10[b]]	—	—	168,137	—	168,137
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters' compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants	108,000	108	151,138	—	151,246
Exercise of warrants	1,855,775	1,856	1,742,979	—	1,744,835
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(17,980,822)	(17,980,822)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements	9,486,500	9,487	7,346,431	—	7,355,918
Share issue costs	—	—	(523,288)	—	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	—	3,449,418
Fair value of agents' warrants issued on private placements [note 10[b]]	—	—	54,490	—	54,490
Fair value of options granted [note 10[c]]	—	—	459,519		459,519
Fair value of vested stock grants [notes 10 [a] &[d]]	321,250	320	369,241	—	369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Shares issue cost	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	440,219	—	440,219
Fair value of vested stock grants [notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,174,236)	(9,174,236)
Balance, December 31, 2008	61,957,065	61,957	38,337,937	(35,005,824)	3,394,070
See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)
(Unaudited)

					Period from April
					24, 2003
	Three months ended		Nine months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(818,518)	(1,736,589)	(9,174,236)	(6,463,678)	(35,005,824)
Items not involving cash:
Depreciation	11,694	18,745	44,055	48,982	197,544
(Gain) loss on disposal of equipment	1,309	-	(1,865)	6,552	24,409
Fair value of options, warrants and other non-cash compensation	70,174	199,422	461,856	683,916	3,111,076
Non-cash interest expense [note 9]	143,321	65,930	279,500	94,297	439,275
Loss on sale of securities	-	-	136,891	-	136,891
Unrealized (gain) loss on securities	7,496	-	(20,325)	-	21,162
Held for trading securities included in lease revenue	-	-	(9,598)	-	(9,598)
Impairment of carrying value of exploration properties [note 3]	-	-	5,100,000	-	5,100,000
Loss on sale of mineral properties	34,360	-	34,360	-	34,360
Changes in non-cash working capital items:
Amounts receivable	(3,276)	(27,859)	74,006	(19,932)	(18,098)
Accounts payable and accrued liabilities	24,326	(173,198)	(137,778)	264,049	421,066
Prepaid expenses	(21,067)	(82,496)	64,473	(28,487)	(78,067)
Cash used in operating activities	(550,181)	(1,736,045)	(3,148,661)	(5,414,301)	25,557,805

INVESTING ACTIVITIES
Reclamation deposit	-	(6,177)	(13,801)	(60,877)	(209,437)
Purchase of equipment	-	(17,154)	(45,198)	(57,374)	(296,840)
Nevada Eagle acquisition and related non-compete agreement [note 3]	-	-	-	(3,068,340)	(3,068,340)
Mineral property expenditures [note 5]	(2,499)	(5,409)	(315,375)	(9,119)	(2,245,364)
Mineral property lease payments received	102,500	24,135	258,500	29,134	504,305
Proceeds from sale of mineral properties	50,000	-	50,000	-	50,000
Proceeds from sales of held for trading securities	-	-	37,766	-	37,766
Proceeds from sale of equipment	4,902	-	8,251	2,314	14,515
Cash provided (used) by investing activities	154,904	(4,605)	(20,355)	(3,164,262)	(5,213,394)

FINANCING ACTIVITIES
Capital lease principal payments	-	(6,079)	(3,454)	(17,749)	(53,523)
Cash received for shares	-	3,621,211	-	7,494,908	34,607,555
Share issue costs	-	(261,123)	(9,246)	(507,537)	(3,157,280)
Subscription receivables collected	-	-	-	-	389,125
Cash provided (used) by financing activities	-	3,354,009	(12,700)	6,969,622	31,785,877

(Decrease) increase in cash during the period	(395,277)	1,613,359	(3,181,716)	(1,608,941)	1,014,678
Cash and cash equivalents, beginning of period	1,409,955	3,927,854	4,196,394	7,150,154	-
Cash and cash equivalents, end of period	1,014,678	5,541,213	1,014,678	5,541,213	1,014,678

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
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date:	March 9, 2009

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date:	March 9, 2009