Form 10-K
period 2009-03-31
GRYPHON GOLD CORP
filed 2009-06-26
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 West Hastings, Suite 711
Vancouver, British Columbia, Canada	V6B 1N2
(Address of Principal Executive Offices)	(Zip Code)

(604) 261-2229
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,034,549

The number of shares of the Registrant’s Common Stock outstanding as of June 12, 2009 was 62,069,565.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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
  the estimation of mineralization and the realization of mineral reserves, if any, based on mineralization estimates;
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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1. BUSINESS

Name and Incorporation

Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financing office, is located in Canada at Suite 711, 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2, and our telephone number there is 604-261-2229.

We own 100% of the issued and outstanding shares of our operating subsidiaries, Borealis Mining Company (which we refer to as Borealis Mining) and Gryphon Nevada Eagle Holding Company. Gryphon Nevada Eagle Holding Company owns 100% of the membership interests in Nevada Eagle Resources LLC. We have no other subsidiaries. Borealis Mining was formed under the laws of the State of Nevada on June 5, 2003, Gryphon Nevada Eagle Holding Company was formed under the laws of the State of Nevada on July 27, 2007, and Nevada Eagle Resources LLC was organized under the laws of the State of Nevada on April 28, 2005.

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

Following the course established by the recommendations in the preliminary scoping study, and based on additional geologic field work that was completed in 2004, we retained a consulting resource modeling engineering firm, to complete an updated mineralization estimate model in accordance with National Instrument 43-101 of the Canadian Securities Administrators. In May 2005, the engineering firm delivered the report titled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada.

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

During the period from our inception on April 24, 2003 through June 30, 2005, we funded our capital needs by raising $6,513,965 in private placements, issuing 20,906,408 shares of common stock at prices ranging from $0.10 per share to $0.65 per share.

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

In December 2006, we completed the geophysical survey, which commenced in September 2006. The positive geophysical results obtained from induced polarization (IP) surveys identified multiple chargeability and resistivity anomalies coincident with aeromagnetic lows which extended several kilometers (km) to the north and northwest of the Graben sulphide deposit. The IP surveys identified two new mineralized exploration targets located under the pediments 3.0 km (Central Pediments) and 5.3 km (Western Pediment) northwest of the Graben sulphide deposit. On January 11, 2007, we announced the results of the revised CIM compliant mineralization estimate in accordance with NI 43-101 which had been compiled by a consulting and resource modeling engineering firm, entitled

Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, August 15, 2006 Revised January 11, 2007. The results of the report were independently reviewed by AMEC to insure the methodology and assumptions used in the calculations were consistent with industry standards. The mineralization estimate included the results of exploration drilling through November 5, 2006.

In January 2007 we started the process of completing a mineralization estimate covering the entire property that included all drilling results obtained during calendar year 2007. The mineral mineralization estimate was completed April 28, 2008 and is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company's website at www.gryphongold.com. The report is entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA,(the ”Technical Report”) and was compiled by Dr. Roger Steininger, Ph.D., CPG.

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

On July 4, 2007, we entered into a membership interest purchase agreement with Gerald W. Baughman and Fabiola Baughman (“Baughmans”), as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle. Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

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

In addition, we granted the sellers registration rights to file a registration statement for the resale of the common shares issuable at closing and issuable upon exercise of the convertible note under the Securities Act of 1933, as amended. We subsequently filed a registration statement to register the securities.

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

In April of 2008, we completed a CIM compliant, NI 43-101 report that included all drilling results to date. We have analyzed those results and incorporated them in a Preliminary Assessment report (“PA”) examining the engineering and economic feasibility of placing the oxide mineralization into production.

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 30 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the past six months, and Mr. Key’s primary focus has been overseeing the completion the Preliminary Assessment on the Borealis heap leach mine and advancing the project towards production.

Mr. Key's employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with the Company that becomes effect September 2008. Under the agreement, he is eligible for 200,000 common stock options and a success fee of 0.67% of any financing initiated during the term of this agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly $12,500 payments. A consulting agreement was entered into on December 12, 2008 and Mr. Ker will receive Cdn$50,000 on January 1, 2009 and may be terminated any time and requires 90 days’ notice. Effective August 5, 2008, we entered into an option agreement with Baughmans to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

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

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Preliminary Assessment is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

No exploration drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of March 31, 2008, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

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

In December 2008 we sold an exploration property held by Nevada Eagle Resources for $50,000. In April 2009, we sold another exploration property held by Nevada Eagle Resources for $50,000. We anticipate that we will sell certain other properties, none of which are part of the Borealis property. The ability to sell and the payment terms and amount of proceeds we will receive is likely will be impacted by the general condition of the gold exploration industry.

During the fiscal year ended March 31, 2009, through our wholly owned subsidiary, Nevada Eagle Resources, we staked 6 new exploration properties. At year end, we had 25 properties subject to lease or joint venture with third parties. During the year we collected $373,830 in lease and joint venture payments ($360,700 in cash and $13,130 in shares or warrants) and we sold 2 properties for $122,098 ($50,000 in cash and $72,098 in shares) in proceeds. Certain exploration properties were dropped during fiscal 2009 which did not show strong potential for exploration discoveries or for the potential to be leased out to create positive cash flow, none of which are part of the Borealis property.

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

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

  Our management team has significant exploration experience in Nevada and our CEO has 30 years of experience in mining operations;
  As the Borealis Property was the site of surface mining operations from 1981 to 1990, we believe the process to receive permits and start operations on previously mined operations is less difficult than getting permits for a previously undisturbed area. The USDA Forest Service and the Nevada Bureau of Mining Regulation and Reclamation have both approved the Plan of Operations and Reclamation Plan, allowing us to proceed with the development of a heap leach mine assuming sufficient oxide reserves are found and additional financing is available. We have also received approvals for surface exploration and water wells and have successfully progressed through the required agency and public review process for those permits.
  Our land position is extensive, controlled by 751 unpatented mining claims covering approximately 15,020 acres and one 5 acre millsite claim. We believe many surface showings of gold mineralization on the property may provide opportunities for discovery of gold deposits. Our property has multiple types of gold deposits including oxidized material, partial oxidized material, and predominantly sulfide material; which we believe may allow us flexibility in our future plans for mine development and expansion, assuming additional financing is available.

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

We have specifically focused our activities on Nevada. Mining is an integral part of Nevada's economy. Nevada ranks fourth in the world in gold production, after South Africa, Australia, and China. Located in the State of Nevada are well known geological trends such as the Carlin Trend, Battle Mountain, Getchell Trend and the Walker Lane Trend. The Borealis Property is also located along the Aurora-Bodie trend which crosses the principal Walker Lane Trend as shown in the illustration below. Borealis, Bodie, Aurora, and other historical producing districts, are aligned along this northeast-southwest belt of significant gold deposits. Nevada Eagle's principal properties have a cumulative 900,000 of historical (the historical estimates are based on internal reports prepared by prior owners prior to February 2001 and were not been prepared in accordance with NI 43-101 standards and thus their reliability has not been verified) ounces of gold.

Independence Trend
Getchell Trend
Carlin Trend
Battle Mountain
Eureka Trend
BOREALIS
Walker Lane
NEVADA MINERAL TRENDS
100 miles
Paradise Peak
Santa Fe
BOREALIS
Aurora
Bodie
50 miles

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

Year	High	Low	Average
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
22000	$313	$264	$279
22001	$293	$256	$271
22002	$349	$278	$310
22003	$416	$320	$363
22004	$454	$375	$410
22005	$536	$411	$444
22006	$726	$521	$604
22007	$841	$608	$681
2008	$1,011	$713	$872

Source: Kitco and Reuters

The price of gold has risen steadily for the last few years. In 2006, gold traded between approximately $520 and $720 per ounce, based on London PM Fix Price. In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. In 2008, gold traded between approximately $700 and $1,010 per ounce, based on the London PM Fix Price. The price of gold closed at $932 per ounce on June 12, 2009, based on the London PM Fix Price. In 2006, the price of silver ranged from $8.80 to $14.90 per ounce, based on the London Fix Price. In 2007, silver traded between approximately $11.70 and $15.80 per ounce, based on the London Fix Price. In 2008, silver traded between approximately $8.90 and $20.90 per ounce, based on the London Fix Price. The price of silver closed at $15 on June 12, 2009, based on the London Fix Price.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Employees

As of March 31, 2009, we had 1 full-time employee and 2 part-time employees, 1 of which was employed at our executive office in Vancouver, British Columbia and 2 of whom were employed at Reno, Nevada. As of March 31, 2009 Borealis Mining Company, our wholly-owned subsidiary, had no full-time employees or part-time employees. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Environmental Regulation

Our gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During the year ended March 31, 2009, there were no material environmental incidents or material non-compliance with any applicable environmental regulations.

ITEM 1A. RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. There is no assurance that we will successfully address these risks or other unknown risks that may affect our business.

Estimates of mineralized material are forward-looking statements inherently subject to error. Although mineralization estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

Risks Related to Our Operations

Our operations will require future financing and our lease for the Borealis property is affected by our ability to perform development work, an activity that requires capital.

We are an early stage company and currently do not have sufficient capital to fully fund the Plan of Operation at the Borealis Property. Currently, we have sufficient cash on hand to fund regulatory permitting, claim maintenance fees, and general and administrative expenses for approximately 6 - 8 months. However, we will require substantial additional financing for future development activities, if any, or if we encounter unexpected costs or delays.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, and, development or production on any or all of the Borealis Property and any properties we may acquire in the future or even a loss of our property interest.

This includes the Borealis Property, as our lease, which includes claims covering the principal deposits, states that after January 24, 2009 (twelve years from the effective date of the lease) we must be engaged in active mining, development or processing to automatically extend the term of the lease. If 365 consecutive days elapses during which no mining or development or processing is conducted we are subject to not having the term of the lease extended. Development is defined to mean work or construction in preparation for mining or processing a proven or possible reserve, including further exploration of development drilling of such a reserve. We currently are in the process of completing a pre-feasibility study which is part of the development process. If we do not perform any qualifying development activities within a 365 day period, we are subject to losing our lease rights in the Borealis Property. Without additional financing in the future, we may not be able to continue our development process and we may lose the lease to the Borealis Property. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In the past year there has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.

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

At March 31, 2009, we had working capital of negative $4,281,691, and excluding our note payable, positive working capital of $500,594 with an average cash expenditure rate of $72,000 per month in a typical month based on the 1 full time and 2 part time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $799,517 in cash, $80,015 in securities held for trading, $23,943 in accounts receivable and $48,278 in prepaid expenses. We had $451,159 in accounts payable and accrued liabilities at March 31, 2009 and a note payable of $4,782,285.

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

Risks related to Nevada Eagle properties

We acquired approximately 54 exploration properties with the acquisition of Nevada Eagle Resources LLC. Approximately 25 of these properties are leased out to other exploration companies. We cannot provide any assurance that any reserves or successful mining operations will be established on any of these properties. We cannot give assurance that the existing parties currently performing exploration on the leased properties will continue with their exploration efforts. In addition, management's expectations of the significance of the Nevada Eagle properties; the Nevada Eagle prospects, including mineralization estimates, projections, exploration and value; our planned exploration and drilling programs; or our expectations with respect to future property acquisition, diversification of our property base and Mr. Baughman's addition to the Gryphon Gold management team will prove accurate or increase shareholder value.

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

Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations.

On August 21, 2007, we announced the closing of our acquisition of Nevada Eagle Resources in which we issued $5 million in aggregate principal amount of the Notes due March 30, 2010. The Notes are convertible into Common Shares of the Company at the option of the holder at a current conversion price of $1.25 per share (the conversion price will be $1.50 per share beginning August 21, 2009 and $1.75 per share if converted on March 30, 2010), subject to adjustment in certain circumstances. As a result, 4 million Common Shares are issuable upon conversion of the Notes. Upon conversion of the Notes, existing shareholders will suffer immediate dilution in their capital interest in the Company. Further, the market price of our Common Shares could decline as a result of the conversion of the Notes and the sale into the market of the Common Shares underlying the Notes. The Common Shares issuable upon conversion of the Notes are currently registered for resale pursuant to an effective registration statement file with the SEC. These factors could make it more difficult for us to raise funds through future offerings of Common Shares.

The Notes bear interest at a rate of 5% per annum (calculated and payable semi-annually in arrears) and will mature on March 30, 2010.

Our ability to make payments of principal and interest on our indebtedness depends upon our future ability to generate funds, including through operating cash flows, which will be subject to the potential development of certain of our properties into producing mines, metal prices, prevailing economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot raise sufficient funds or our cash flows were to prove inadequate to meet our debt service and other obligations in the future, we may be required, among other things:

  to obtain additional financing in the debt or equity markets;
  to refinance or restructure all or a portion of our indebtedness; or
  to sell selected assets.

We cannot assure you that such measures will be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. If we do not generate sufficient cash flow from operation, and additional financings, borrowings or refinancings, or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet our obligations, including payments on the Notes.

On August 5, 2008, we entered into an option agreement with the holders of the Notes to permit the restructuring of the Notes to reduce the principal face value from $5 million to $2.5 million with the conversion rate of the remaining $2.5 million note payable being amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. However, we can only exercise such option if the royalty on the Borealis property is fixed at 5% or lower and there is an arrangement to merge the Company or the financing of a mine on the Borealis Property has been completed. We can make no assurance that we will be able to exercise this option to restructure the Notes.

On November 10, 2008, we amended the Notes such that ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

Failure to timely make payments on the Notes could result in a default on the Notes permitting the holders of the Notes to increase the interest due on such Notes and accelerate the payment of the principal and interest due. Such events could adversely affect our financial condition and results of operations.

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
  the ability to find sufficient gold reserves to support a mining operation;
  the availability and costs of skilled labor and mining equipment;
  the availability and cost of appropriate smelting and/or refining arrangements;
  compliance with environmental and other governmental approval and permit requirements;
  the availability of funds to finance construction and development activities;
  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and
  potential increases in construction and operating costs due to changes in the cost of fuel, power, materials, supplies, and other costs.

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

The Borealis Mine actively produced gold in the 1980’s, but we currently have no commercial production at the Borealis Property and have never recorded any revenues from gold production. You should not rely on the fact that there were historical mining operations at the Borealis Property as an indication that we will ever place the property into commercial production. We expect to continue to incur losses unless and until such time, if ever, as our property enters into commercial production and generates sufficient revenues to fund our continuing operations. The development of new mining operations at the Borealis Property will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of our properties are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not be able to place the Borealis Property into production or generate any revenues or achieve profitability.

Our exploration activities on the Borealis Property may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to identify additional mineral deposits on the Borealis Property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold exploration is determined in part by the following factors:

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

We plan to estimate operating and capital costs for the Borealis Property based on information available to us and that we believe to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine development and construction may significantly fluctuate. In light of these factors, actual costs related to our proposed mine development and construction may exceed any estimates we may make.

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

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

The figures for our mineralization are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this annual report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

  these estimates will be accurate;
  reserve or other mineralization estimates will be accurate; or
  this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

Because we have not started mine construction at our Borealis Property and have not commenced actual production, mineralization estimates, including reserve estimates, for the Borealis Property may require adjustments or downward revisions based upon actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.

The mineralization estimates contained in this report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization, reserve estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of our Borealis Property. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

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

We cannot predict the effect of these factors on metal prices. Gold and silver prices have fluctuated during the last several years. The price of gold has risen steadily for the last few years. In 2006, gold traded between approximately $520 and $720 per ounce, based on London PM Fix Price. In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. In 2008, gold traded between approximately $700 and $1,010 per ounce, based on the London PM Fix Price. The price of gold closed at $932 per ounce on June 12, 2009, based on the London PM Fix Price. In 2006, the price of silver ranged from $8.80 to $14.90 per ounce, based on the London Fix Price. In 2007, silver traded between approximately $11.70 and 15.80 per ounce, based on the London Fix Price. In 2008, silver traded between approximately $8.90 and $20.90 per ounce, based on the London Fix Price The price of silver closed at $15 on June 12, 2009, based on the London Fix Price.

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

We are dependent on the services of key executives including, John Key, CEO, Michael Longinotti, CFO, Jerry Baughman, VP Business Development, and other highly skilled and experienced consultants focused on bringing our Borealis Property into production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. The failure to hire qualified people for these positions could adversely affect planned operations of the Borealis Property. We do not maintain key-man life insurance on any of our key management employees.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

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

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control through Nevada Eagle and the Borealis Mining Company and the claims that are subject to the Borealis mining lease, there is no guarantee that title to such properties will not be challenged or impugned. The Borealis Property and the Nevada Eagle properties may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of these properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the Borealis Property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

We are a reporting issuer in Canada and report under Canadian reporting standards outside the United States. Our disclosure outside the United States differs from the disclosure contained in our SEC filings. We generally furnish our disclosure released outside the United States with the SEC as Regulation FD disclosure.

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

Certain of the directors and officers of Gryphon Gold have served as officers and directors for other companies engaged in natural resource exploration and development and may also serve as directors and/or officers of other companies involved in natural resource exploration and development

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal controls over financial reporting in this annual report on Form 10-K. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For our annual report on Form 10-K for the fiscal year ended March 31, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

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

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our common stock has traded below $5.00 per share throughout its trading history. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

We lease our principal executive office at Suite 711, 675 West Hastings Street, Vancouver, BC V6B 1N2. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

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

The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, Borealis Mining Company (“Borealis Mining”). In the 1980's previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this annual report, the previously mined area is referred to as the “Borealis site”, the “previously disturbed area” or the “previously mined area”, while our references to the Borealis Property refer to the entire property we own or lease through Borealis Mining.

Echo Bay Mines Limited ceased active mining operations in 1991. Full site reclamation was completed in 1994. Reclamation bonds were released and Echo Bay relinquished its lease in 1996.

At Borealis, there is one large hydrothermal system, containing at least 13 known gold deposits, some of which are contiguous. There has been historical production from 8 of these deposits. As there are several other showings of gold mineralization across the property, there is an opportunity to identify additional gold deposits.

Borealis Property Description and Location

The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 15,020 acres. The approximate center of the property is at longitude 118° 45' 34” West and latitude 38° 22' 55” North. The figure below shows the location and access to the Borealis Property.

(Source: Gryphon Gold, 2005)

The Borealis Property is comprised of 751 unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, and one unpatented millsite claim of approximately 5 acres. Of the 751 unpatented mining claims, 128 claims are owned by others but leased to Borealis Mining, and 623 of the claims were staked by Golden Phoenix or Gryphon Gold and transferred to Borealis Mining.

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

The remainder of the Borealis Property consists of 623 unpatented mining claims and one unpatented millsite claim staked by Golden Phoenix, Gryphon Gold or Borealis Mining. Claims staked by Golden Phoenix were transferred to Borealis Mining in conjunction with our January 28, 2005 purchase of all of Golden Phoenix's interest in the Borealis Property. A total of 202 claims of the total 751 claims held by Gryphon Gold are contiguous with the claim holdings, are located outside of the area of interest, and are not subject to any of the provisions of the lease.

All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (BLM) and with Mineral County, Nevada to keep the claims from terminating by operation of law. Borealis Mining is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $94,000 per year for all of the Borealis Property claims (751 unpatented mining claims plus one millsite claim). In addition, Mineral County filling and document fees totaling $6,400 are paid to fulfill the annual filing requirements.

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,590 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

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

The terms of the mining lease prior to the amendment require the payment of a net smelter returns production royalty by Borealis Mining to the Borealis Owners in respect of the sale of gold (and other minerals) extracted from those claims within the area of interest specified in the mining lease. The royalty rate for gold is determined by dividing the monthly average market gold price by 100, with the result expressed as a percentage. The royalty amount is determined by multiplying that percentage by the amount of monthly gold production from the claims in the “area of interest” and by the monthly average market gold price, after deducting all smelting and refining charges, various taxes and certain other expenses. For example, using an assumed monthly average market gold price of $850, the royalty rate would be 8.5% . Using an assumed monthly production of 5,000 ounces of gold from the leased claims, the monthly royalty amount would be 5,000 ounces times $850 per ounce, less allowable deductions, multiplied by 8.5% .

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

The Borealis site has been reclaimed by the prior operator to early 1990's standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and leach heap areas is gained through a locked gate. No buildings or power lines or other mining related facilities located on the surface remain. All currently existing roads in the project area are two -track roads with most located within the limits of the old haul roads that have been reclaimed.

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

History of the District and Borealis Property

The original Ramona mining district, now known as the Borealis mining district, produced less than 1,000 ounces of gold prior to 1981. In 1978 the Borealis gold deposit was discovered by S. W. Ivosevic, a geologist working for Houston International Minerals Company (a subsidiary of Houston Oil and Minerals Corporation). The property was acquired from the Whitney Partnership, which later became the Borealis Owners, following Houston's examination of the submitted property. Initial discovery of ore-grade gold mineralization in the Borealis district and subsequent rapid development resulted in production beginning in October 1981 as an open pit mining and heap leaching operation. Tenneco Minerals acquired the assets of Houston International Minerals in late 1981, and continued production from the Borealis mine. Subsequently, several other gold deposits were discovered and mined by open pit methods along the generally northeast-striking Borealis trend, and also several small deposits were discovered further to the northwest in the Cerro Duro area. Tenneco's exploration in early 1986 discovered the Freedom Flats deposit beneath thin alluvial cover on the pediment southwest of the Borealis mine. In October 1986, Echo Bay Mines acquired the assets of Tenneco Minerals.

With the completion of mining of the readily available oxide ore in the Freedom Flats deposit and other deposits in the district, active mining was terminated in January 1990, and leaching operations ended in late 1990. Echo Bay left behind a number of oxidized and sulfide-bearing gold mineralized material. All eight open pit operations are reported to have produced 10.7 million tons of ore averaging 0.057 ounces of gold per ton (opt Au). Gold recovered from the material placed on heaps was approximately 500,000 ounces, plus an estimated 1.5 million ounces of silver. Reclamation of the closed mine began immediately and continued for several years. Echo Bay decided not to continue with its own exploration, and the property was farmed out as a joint venture in 1990-91 to Billiton Minerals, which drilled 28 reverse circulation (RC) exploration holes on outlying targets for a total of 8,120 ft. Billiton Minerals stopped its farm-in on the property with no retained interest.

Subsequently Santa Fe Pacific Mining, Inc. entered into a joint venture with Echo Bay in 1992, compiled data, constructed a digital drill-hole database and drilled 32 deep RC and core holes totaling 31,899.3 feet, including a number of holes into the Graben deposit. Santa Fe terminated its interest in the joint venture in 1993. Echo Bay completed all reclamation requirements in 1994 and then terminated its lease agreement with the Borealis Owners in 1996.

In 1996 J.D. Welsh & Associates, Inc. negotiated an option-to-lease agreement for a portion of the Borealis Property from the Borealis Owners. Prior to 1996, J.D. Welsh had performed contract reclamation work for Echo Bay and was responsible for monitoring the drain-down of the leach heaps. Upon signing the lease, J.D. Welsh immediately joint ventured the project with Cambior Exploration U.S.A., Inc. Cambior performed a major data compilation program and several gradient IP surveys. In 1998 Cambior drilled 10 holes which succeeded in extending the Graben deposit and in identifying a new area of gold mineralization at Sunset Wash.

During the Cambior joint venture period, in late 1997, Golden Phoenix entered an agreement to purchase a portion of J.D. Welsh's interest in the mining lease. J.D. Welsh subsequently sold its remaining interest in the mining lease to a third party, which in turn sold it to Golden Phoenix, resulting in Golden Phoenix controlling a 100% interest in the mining lease beginning in 2000. Golden Phoenix personnel reviewed project data, compiled and updated a digital drill-hole database (previous computer-based mineralization modeling databases), compiled exploration information and developed concepts, maintained the property during the years of low gold prices, and developed new mineralized material estimates for the entire property.

In July 2003 Borealis Mining acquired an option to earn an interest in a joint venture in a portion of the Borealis Property and in January 2005 Borealis Mining acquired full interest in the mining lease and mining claims comprising the Borealis Property. See, “Description and Development of the Business: History and Background of the Company,” above.

We have expended considerable effort consolidating the available historical data since acquiring our interest in the Borealis Property. This data has been scanned, and converted into a searchable electronic form. The electronic database has formed the basis of re-interpretation of the district geologic setting, and helped to form the foundation for a new understanding of the district's potential. We acquired this data from Golden Phoenix in May 2003, and additional information from other sources.

Historical Gold Production

The Borealis Property is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. We have no reserves on the Borealis Property . We cannot be assured that minerals will be discovered in sufficient quantities to justify commercial operations.

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

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained
		(opt Au)	Gold
			(oz)
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime's/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400
Total	4,345,800	0.107	464,360
Run of Mine Ore(3)
East Ridge	2,605,000	0.021	54,700
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
Total	6,251,000	0.023	142,700
Grand Total	10,596,800	0.057	607,060

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

Following our consideration of the preliminary scoping study, and based on additional geologic field work, we retained a consulting and resource modeling engineering firm, to complete an updated mineralized material estimate model in accordance with National Instrument 43-101. In May 2005, the engineering firm delivered a report titled the Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada. A second report by the engineering firm entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA dated August 15, 2006 and Revised January 11, 2007 was completed.

A third Technical Report (the “Technical Report”) was completed April 28, 2008, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101. The Technical Report was compiled by Dr. Roger Steininger, Ph.D., CPG of Reno, Nevada. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralized material on the Borealis Property.

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

A fourth Technical Report, A Preliminary Assessment of the Mineral Resource of the Borealis Gold Project Located in Mineral County, Nevada, USA was completed September 2, 2008 and authored by John R. Danio, P.E. of Denver, Colorado. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Preliminary Assessment is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property. If we determine to proceed with mine construction, we will be required to obtain additional capital. See “Management's Discussion and Analysis — Liquidity and Capital Resources” and “Risk Factors and Uncertainties”.

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

The Borealis district lies within the northeast-trending Bodie-Aurora-Borealis mineral belt; the Aurora district lies 10 miles southwest of Borealis and the Bodie district lies 19 miles southwest in California. All three mining districts are hosted by Miocene volcanics. The intersection of northwesterly and west-northwesterly trending Walker Lane structures with the northeasterly trending structures of the Aurora-Borealis zone probably provided the structural preparation conducive to extensive hydrothermal alteration and mineralization at Borealis.

Local Geology

The Borealis District comprises widespread high-sulfidation(acid-sulfate alteration) gold-silver mineralization that was the focus of recent and historical mining operations. The district trends N70-75W, for seven miles, from Bullion-Delta targets, west-northwest to Purdy Peak. The eastern boundary of the district is west of Mesozoic intrusive rocks, and Pre-Mesozoic sequences. The western limit of the district is unknown and unexplored.

Gold-silver mineralization, silicified fault breccias, zones of silicification, and associated alteration is structurally controlled. The most important structural trends defined in the district are:

  Principal displacement zone: Cerro Duro Fracture Zone (CDFZ), striking approximately N70- 75W, brittle fracture system,
  Transtensional zone: Freedom Flats-Borealis-East Pit-Northeast Pit (FFBENE), striking approximately N50E,
  Antithetic, right lateral, strike slip zones, trending approximately North-South,
  Reverse fault systems trending northwest.

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
  Fine-medium grained granular quartz structurally controlled along faults and breccia zones, (a) with pyrite, (b) devoid of pyrite with associated moderate leaching and bleaching, i.e. low to medium temperature clays.
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
  Medium to coarse-grained quartz with pyrite, structurally controlled, with associated fault breccias and zones of intense silicification, moderate to total replacement of original host lithologies and occasionally replacing preexisting silicified fault breccia zones with associated alunite, barite, with peripheral zones of moderate to intense medium to intense moderate to high temperatures clay alteration.
  Quartz sericite pyrite alteration occurs in the granodiorite basement, up to 500 feet from the contact with the volcanic stratigraphy, in fault zones, in zones of stockwork fracturing spatially associated with fault-contact between the basement and volcanic stratigraphy. In addition, as dilatational zones, there are “pods” in the granodiorite, of granular white quartz.

Mineral Deposits

The gold deposits contained within the larger, district scale, Borealis hydrothermal system are recognized as high-sulfidation type systems with high-grade gold mineralization occurring along steeply dipping structures and lower grade gold mineralization surrounding the high-grade and commonly controlled by more permeable volcanic rocks in relatively flat-lying zones. The gold deposits, some with minor amounts of silver mineralization are hosted by Miocene andesitic flows, laharic breccias, and volcaniclastic tuffs, which all strike northeasterly and dip shallowly to the northwest. Pediment gravels cover the altered-mineralized volcanic rocks at lower elevations along the mountain front where there is potential for discovery of more blind (covered by gravel) gold deposits, similar to the Graben deposit.

The surface “footprints” of the high-grade pods or pipe-like bodies, found to date are rather small and they can be easily missed with patterns of too widely spaced geophysical surveys and drill holes. Most of the drilling on the property by prior owners was vertical, and therefore did not adequately sample the steep higher-grade zones. Drill-hole orientation may have underestimated the grades within the district. Several drill holes to the west of Freedom Flats and Borealis encountered gold within the alluvium stratigraphically above known deposits. These holes trace a gold-bearing zone that in plan appears to outline a paleochannel of a stream or gently sloping hillside that may have had its origin in the eroding Borealis deposit. The zone is at least 2,500 feet long, up to 500 feet wide, and several tens up to 100 feet thick. At this point it is unknown if this is a true placer deposit, an alluvial deposit of broken ore, or some combination of both. Additional drilling and beneficiation tests are needed to determine if an economic gold deposit exists.

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

Discovery potential on the Borealis property includes oxidized gold mineralization adjacent to existing pits, new oxide gold deposits at shallow depth within the large land position, gold associated with sulfide minerals below and adjacent to the existing pits, in possible feeder zones below surface mined ore and buried gold-bearing sulfide mineralization elsewhere on the property. Both oxidized and sulfide-bearing gold deposits exhibit lithologic and structural controls for the locations and morphologies of the gold deposits.

The following areas have not been subject to historic mine production, but have been subject to historical exploration that has identified gold mineralization.

Borealis Extension

The Borealis Extension deposit occurs 110 to 375 feet below the surface at the northern and western margins of the former Borealis pit. Generally the top of this target occurs at or slightly below the 7,000-ft elevation. The primary target is defined by 16 contiguous drill holes completed by previous operators that have economically attractive gold intercepts. Thicknesses of mineralized intercepts ranges from 15 to 560 ft with nine holes having from 155 to 560 ft of +0.01 opt of gold; the average thickness of the zone is 236 ft. We have drilled an additional 16 holes into the deposit. The drilling results were generally marginal and further evaluation is needed.

Graben Deposit

The Graben deposit has been defined with approximately 36 historical RC holes and 19 historical core holes. This drilling defined a zone of gold mineralization, using an 0.01 opt Au boundary, that extends at least 2,000 feet in a north-south direction and between 200 and 750 feet east-west, and up to 300 feet thick. The top of the deposit is from 500 to 650 feet below the surface. Near its southern margin the axis of the deposit is within 800 feet of the Freedom Flats deposit and along one portion of the southeastern margin low-grade mineralization may connect with the Freedom Flats mineralization through an east-west trending splay.

Through November 2007, Gryphon Gold has drilled an additional 58 RC drill holes into the Graben zone. All holes had mineralized intervals. Gryphon Gold’s Graben drilling program was designed to test for extensions of the interior high-grade zones and to expand the exterior boundaries of the deposit. Drilling along the margins of the deposit, particularly along the northwestern portion, identified significant extensions of mineralization. Drilling for extensions of the northern and southern high-grade pods also revealed that these zones are larger than previously thought. Additional drilling in, and around, the Graben deposit is needed before it can be considered fully explored. At this point the mineralization estimate for the deposit probably represents a minimum size.

In mid-2007 a controlled source audio-frequency magnetotellurics CSAMT survey was conducted over the Graben deposit as a test case. Several anomalies were identified that correlated favorably with known mineralization. The survey lines ended to the northwest in a similar looking anomaly in an undrilled area The initial interpretation is that this could be an extension of the Graben deposit, or a separate mineralized area.

Additional drilling is needed to fill in gaps between widely spaced holes in the Graben, and step out from the Graben zone in a north, east and west direction in order to delineate the full extent of the gold mineralization, and to fully define the boundaries of the zone.

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

In early 2006 the Company completed four holes into the North Graben geophysical anomaly and one additional hole was drilled in 2007. All the holes intercepted a hydrothermal system as indicated by several zones of silicification, and pyrite up to 20 percent. None of the holes contained significant amounts of gold, but were geochemically anomalous in gold and silver, and other important trace elements. North Graben is a target area that needs additional study and drilling to determine if a gold deposit is present.

Rainbow Ridge and Tough Hills Prospects

Previous exploration drilling the Rainbow Ridge and Tough Hills Prospect areas targeted shallow oxide mineralization, generally less than 500 feet deep. In 2006 we completed four gradient IP/ resistivity survey blocks covering a total area of one square mile. Results from these surveys indicate a broad deep seated north, north-east trending chargeability anomaly and a prominent, shallow north west trending chargeability anomaly. These targets are essentially untested by drilling.

Central Pediment (Lucky Boy) Prospect

Another important prospect area is the Lucky Boy area, which may be in a shallower pediment environment in the central portion of the district near the range front. Historic drill holes at the periphery of the zone intersected thick zones of silification and traces of gold mineralization. Echo Bay’s aeromagnetic map shows another magnetic low and Cambior’s IP map shows a coincident chargeability high in the area of the silicification.

We drilled eight RC holes in this area during late 2006 and 2007. All of these holes encountered intense hydrothermal alteration with anomalous gold and favorable trace element geochemistry. A subsequent CSAMT survey indicates that these holes may have encountered the margins of a high-sulfidization gold system. Additional drilling is planned to test the CSAMT anomaly.

Sunset Wash Prospect

The Sunset Wash prospect consists of a gravel-covered pediment underlain by extensive hydrothermal alteration in the western portion of the Borealis district. Sixteen holes drilled by Echo Bay Mines indicate that intense alteration occurs within a loosely defined west-southwest belt that extends westerly from the Jaimes Ridge/Cerro Duro deposits. At the western limit of the west-southwest belt, Cambior’s IP survey and drilling results can be interpreted to indicate that the alteration system projects toward the southeast into the pediment.. Cambior conducted a gradient array IP survey over the Sunset Wash area effectively outlining a 1,000 by 5,000 foot chargeability anomaly. The anomaly corresponds exceptionally well to alteration and sulfide mineralization identified by Echo Bay’s drill hole results. Two structures appear to be mapped by the chargeability anomaly; one is a 5,000-foot long west-southwest-trending structure and the other is a smaller, northwest-trending structure.. Alteration types and intensity identified by the drilling, combined with the strong IP chargeability high and the aeromagnetic low, strongly suggest that the robust hydrothermal system at Sunset Wash is analogous to high-sulfidation gold systems. Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. The westernmost of Cambior’s three holes encountered the most encouraging alteration and gold mineralization suggesting that this drill hole is near the most prospective area. This drill hole intercepted hydrothermally altered rock from the bedrock surface to the bottom of the hole, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole.

We drilled three holes in the same area, all of which encountered strongly developed hydrothermal alteration with anomalous gold and favorable pathfinder trace elements. To assist in defining the target a CSAMT survey was conducted late in 2007 and further defined the anomalous zone. Additional drilling is planned to test the center of the anomaly.

Bullion Ridge/Boundary Ridge

The northeast-trending alteration zone extending along Boundary Ridge into Bullion Ridge contains intense silicification that is surrounded by argillization, with abundant anomalous gold. Widely-spaced shallow drill holes completed by previous operators have tested several of the alteration/anomalous gold zones and defined discrete zones of mineralized material.

Mineralization

Overview

Finely disseminated gold mineralization found in the Borealis epithermal system was associated with pyrite and other gold bearing sulfide minerals such as marcasite when initially deposited by the gold rich hydrothermal fluids. In the upper portions of the near surface deposits, over time through natural oxidation, the pyrite was transformed to limonite releasing the gold particles. Through this geologic process, the mineral character of the deposit was altered, and sulfides were destroyed releasing the gold so that conventional hydrometallurgical processes (e.g. gold heap leaching) could be effectively applied to recover the gold. Gold bound in pyrite or pyrite-silica which was not oxidized (commonly in the deeper deposits) in the geologic process, is not as easily recovered by a simple heap leaching and may require some type of more advanced milling operation. Limited evidence suggests that in certain deposits, such as the Borealis and Freedom Flats deposits, some coarse gold exists, probably in the higher-grade zones.

Oxide Gold Mineralization

Oxide gold mineralization is generally more amenable to direct cyanidation processes such as heap leaching as compared to sulfide gold mineralization.

Oxide deposits in the district have goethite, hematite, and jarosite after iron sulfides as the supergene oxidation products, and the limonite type depends primarily on original sulfide mineralogy and abundance. Iron oxide minerals occur as thin fracture coatings, fillings, earthy masses, as well as disseminations throughout the rock. The degree of supergene oxidation, mineral constituents, and form and occurrence of the oxide minerals in the host rock are significant factors in determining metallurgical performance and ultimate gold recovery. As demonstrated in previous operations, this type of gold bearing material is amenable to conventional heap leaching methodology.

Depth of oxidation is variable throughout the district and is dependent on alteration type, structure, and rock type. Oxidation ranges from approximately 250 ft in argillic and propylitic altered rocks to over 600 ft in fractured silicified rocks. A transition zone from oxides to sulfides with depth is common and is characterized by a mixture of oxide and sulfide minerals.

Except for the Graben deposit, all of the known gold deposits are at least partially oxidized. Typically the upper portion of a deposit is totally oxidized and the lower portions unoxidized. In places, such as the Ridge deposits, there is an extensive transition zone of partially oxidized sulfide bearing gold mineralization. Oxidation has been observed to at least 1,000 ft below the surface.

Sulfide Gold Mineralization

Sulfide gold mineralization is generally less amenable to conventional direct cyanidation metallurgical processes, and may require more advanced processes such as milling, flotation, and roasting or some pre-cyanidation treatment.

Sulfide deposits in the district are mostly contained within quartz-pyrite alteration with the sulfides consisting mostly of pyrite with minor marcasite, and lesser arsenopyrite. Many trace minerals of copper, antimony, arsenic, mercury and silver have also been identified. Pyrite content ranges from 5 to 20 volume percent with local areas of nearly massive sulfides in the quartz-pyrite zone and it occurs with grain sizes up to 1mm. Gold is commonly restricted to the iron sulfide grains.

The Graben deposit is the best example found to date of the size and quality of sulfide deposits within the district. In addition sulfide mineralization occurs in the bottoms of most of the mined areas, but the most significant of which is beneath the Freedom Flats pit.

Drilling

We have conducted a drilling program on the Borealis site. Set out below is a summary of the drilling work conducted on the Borealis Property by prior owners and by us.

Historical Drill Hole Database

The historical drill hole database used for the Borealis project mineralization models contains 2,417 drill holes with a total drilled length of 671,595 feet. A total of 1,947 holes were drilled inside the mineralization model areas. An additional 470 holes were either drilled outside the mineralization models at scattered locations throughout the district or did not have collar coordinates.

The historic holes were drilled by several different operators on the property. Drill hole types include diamond core holes, reverse circulation holes and rotary holes. The only holes that have down-hole survey information are a few core holes. Since most of the drilling is shallow, the absence of down-hole survey information is not significant. In the deeper Graben zone, however, unsurveyed drill holes may locally distort the shape of the grade zones. Drill hole sampling lengths are generally 5 feet for the RC holes, but vary for the core holes based on geological intervals. Sampling length is up to 25 feet for some of the early rotary holes. Gold assays in parts per billion (ppb) and troy ounces per short ton (opt) are provided for most of the sample intervals. Silver assays in parts per million (ppm) and opt are also provided for some of the sample intervals.

Drilling of Existing Heaps and Dumps

In May 2004 we completed a drilling program on the five Borealis site heaps and parts of the Freedom Flats and Borealis waste dumps. This program consisted of 32 holes totaling 2,478.5 ft. Dump holes were drilled deep enough to penetrate the soil horizon below the dump, while holes on the heaps were drilled to an estimated 10-15 ft above the heap's liner.

Gryphon Gold Drilling Program

Since acquiring the Borealis property we have drilled 252 holes totaling 153,000.5 feet. The majority of these holes were drilled in, and around, known gold deposits. Less than 30 holes can be considered purely exploration.

Sampling and Analysis

General

The Borealis Mine operated from 1981 through 1990 producing approximately 10.7 million tons of ore averaging 0.059 ounces of gold per ton from seven open pits. The mined ore contained approximately 607,000 ounces of gold of which approximately 500,000 ounces of gold were recovered through a heap leach operation (please refer to table “Reported Past Borealis Production 1981-1990”). This historic production can be considered a bulk sample of the deposits validating the database that was used for feasibility studies and construction decisions through the 1980s. With over 2,400 drill holes in the database that was compiled over a 20-year period by major companies, the amount of information on the project is extensive. It is primarily these data that have been used as the foundation of the current mineralization estimate. The bulk of the data was collected beginning in 1978, the year of discovery of the initial ore-grade mineralization, and was continuously collected through the final year of full production. Subsequent owners who conducted exploration programs through the 1990s added to the database.

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

We believe that early work on the property relied on assay standards that were supplied by the laboratories doing the assaying. However, Echo Bay Mines (1986) reported using seven internal quality control standards for their Borealis Mine drill-hole assaying program, with gold concentrations from 170 ppb to 0.37 opt. Analytical labs involved in the standards analyses were Cone Geochemical, Chemex, and the Borealis Mine lab, and the precision of the three labs was reported as excellent (+/- 1 to 8%) for the higher gold grades (0.154 -0.373 opt); acceptable (+/- 3 to 14%) for the lower grades (0.029 -0.037 opt); and fair (+/- 4 to 20%) for the geochemical anomaly grades (0.009 opt to 170 ppb). These data provide an initial estimation of the precision and accuracy of gold analyses of Borealis mineralization.

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

Gryphon Gold Operations — Sampling, Analysis, Quality Control and Security

The work we performed to evaluate the 32 holes drilled in 2004 on the five previously leached heaps and two waste dumps was done by a sonic rig to retrieve core-like samples. All drill holes were drilled vertical, with the sample immediately slid into a plastic sleeve that was sealed and marked with the drill hole number and footage interval. These plastic sample sleeves were not reopened until they reached the analytical lab. A Qualified Person and geologist, Dr. Roger Steininger, monitored all of the drill procedures and the handover to the analytical lab. A non-blind standard was added as the last sample of each hole, which was obvious to the lab since the standard was in a pulp bag, although the lab did not know the gold value of the standard.

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

For the hard rock drilling program, started in 2005 and continuing through 2007, reverse circulation drilling services were provided by two international drilling contractors, Diversified Drilling LLC of Missoula, Montana and Eklund Drilling Company of Elko, Nevada. Drill bit size equaled 4 ½ inches in diameter and samples were collected at 5-foot intervals (1.5 meters). All drill samples were bagged and sealed at the drill site by drill contractor employees, placed in bins, and delivered to a secure storage. American Assay Laboratories in Sparks, Nevada picked up the sample bins from secure storage. AAL is ISO/IEC 17025 certified and has successfully completed Canadian proficiency testing (CCRMP). Drill cuttings were dried, crushed to –10 mesh, rotary split to 1,000 grams, pulverized to –150 mesh, split to 350 gram pulps, fire assayed for gold and silver using 1-assay ton fire assay with gravimetric finish. Strict QA/QC protocol was followed, including the insertion of standards and blanks on a regular basis in the assaying process.

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

Borealis Mineralization Estimate

A mineralization model was developed for the Borealis property and is detailed in the April 28, 2008 report, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. The Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

In the report A Preliminary Assessment of the Mineral Resource of the Borealis Gold Project Located in Mineral County, Nevada, USA was completed September 2, 2008 it is concluded that there is significant mineralization which “could support an open pit, heap leach gold and silver mine. Based on historical operational data and similar deposits and projects in the area, the field-proven process technology selected (heap leach and ADR plant, using carbon absorption) will be able to effectively produce gold and silver ore for sale.” The Preliminary Assessment was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on October 10, 2008. The Technical Report details mineralization on the Borealis Property. The Preliminary Assessment uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

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

Permitting Process

We intend to maintain the permits we have received that are necessary for mine start up. Maintaining the permits necessary for mine start up does not require us to complete a feasibility study. The principal permits were issued during calendar 2006, while ordinary course permits will be sought prior to the possible mine start up.

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

Drilling and Feasibility

We plan to continue our drilling and exploration program with the intent of locating additional sulfide and oxide gold mineralization on the Borealis property. The primary focus of the program will be within the previously disturbed area, the Graben zone and in the Central and Western Pediment areas. Once sufficient additional potential mineralization is discovered, we will assess possible methods of beginning production including the possible completion of a feasibility study.

Possible Future Mine Development

If warranted by the discovery and possible development of additional gold mineralization, project economics, and if we are successful in obtaining adequate additional capital, we may propose to build a mine operation on the Borealis site. Our plan will be based on the Plan of Operation filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and feasibility study.

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

In addition to the district exploration program, the Borealis property embraces numerous areas with potential for discovery of mineable gold deposits. The defined target areas can be grouped into categories based on our expectation for deposit expansion or potential for discovery. Past emphasis was focused on targets which are the extensions of previously mined deposits, specifically within the previously disturbed areas the East Ridge-Gold View-Northeast Ridge mineralized trend, and around the margins of the Borealis, Freedom Flats, and Deep Ore Flats/Polaris deposits. Each has the potential to add to the material that can be developed as part of the initial mine plan. Drilling programs from 2005 through 2007 were completed primarily in areas where mineralization is known to exist. In addition to advancing existing mineralization to a higher level of confidence, this drilling program has further information gathering objectives for metallurgical assessment, waste characterization, and hydrological analyses that are required in support of our operating permit applications, environmental assessment, and engineering design. Results from drilling of heap leachable material will be incorporated into the feasibility study, should a feasibility study be completed.

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

A staged permit acquisition program is in progress. The first permitting stage, started in the fall of 2003, has been completed. Permits obtained at that time authorized exploration activities needed to prove the mineral mineralization, condemn the heap sites and support infrastructure, and obtain environmental baseline data to support the permitting packages. A second stage of application for exploration drilling permits was submitted in December 2004 and approval was obtained in May 2005. A Plan of Operations for a new mine was submitted in August 2004 to the U.S. Forest Service and Nevada State agencies and approval was received in the second quarter of 2006. A Water Pollution Control Permit application for the reopening and expansion of the mine was submitted to the Nevada Bureau of Mining Regulation and Reclamation in January 2005. Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

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

Nevada Eagle Properties

Nevada Eagle Properties General Description

Nevada Eagle has interests in approximately 63 prospective gold properties covering over 70 square miles of gold trends in Nevada. Twenty-four of these properties are in the Walker Lane belt and add to Gryphon's inventory of volcanogenic hosted gold mineralization. Seven of the properties are in the Cortez Trend, seven in the Austin-Lovelock Trend, two in the Carlin Trend and the balance are unique situations throughout Nevada with a few in contiguous states. These properties offer Gryphon both production opportunities or royalty income upon production. Twenty-five of the properties are ‘farmed-out' through lease and option agreements that generate a positive cash flow net of carryings costs. The remaining wholly-owned properties are retained for Gryphon's own exploration effort or additional future farm outs.

During the year ended March 31, 2009 we staked 6 new properties of which two were sold and three were “farmed out”. Ten of the previous “farmed out” properties were dropped throughout the year.

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

Since 1981 ten successive companies, including Homestake Mining Company, Coeur d'Alene Mines and Kennecott Exploration Company, have conducted extensive geological, geochemical and geophysical surveying, and drilled at least 389 air-track, percussion, reverse circulation (RC) and diamond drill holes totaling at least 137,481 feet. Most of this work has been directed at discovering and delineating the near-surface bulk-tonnage potential of two adjacent zones, namely Gold Coin/Confidence Mountain and Hidden Hill. An updated technical report on the Golden Arrow project (NI 43-101 compliant) was completed on May 1, 2009.

From July 2003 to January 2004, Pacific Ridge Exploration Ltd. Drilled 29 RC drill holes totaling 18,721 feet in seven separate target areas on the property. The majority of the holes tested for strike and down-dip extensions to higher-grade mineralized intercepts encountered in earlier drilling. Numerous high-grade intercepts in the Confidence Mountain area, were encountered.

Several additional target areas have been identified as a result of Pacific Ridge's efforts which have the potential to host higher-grade, precious metals-bearing, structurally-controlled deposits. Within the drill-indicated disseminated gold mineralization, numerous structurally–confined zones containing gold grades between one and three ounces per ton have been intercepted.

High-grade gold intercepts were encountered in past drilling programs designed to explore for bulk tonnage, low-grade deposits. These intercepts have not been followed up systematically to determine the extent of high-grade mineralization. Also three parallel NE trending vein-structures, north of the mineralized areas have not yet been drilled. These structures have a cumulative strike length of over 3 miles.

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

Since 1984 Kennecott and Newmont conducted exploration programs designed to develop low grade open pit bulk mineable reserves. These programs resulted in the drilling of over 560 holes totaling at least 263,600 feet of shallow, vertical reverse circulation holes drilled within a limited area. Kennecott used these holes to define a small low-grade bulk mineable deposit. Both companies encountered significant high grade intercepts suggesting that a higher grade bonanza vein of mineralized material might be present.

The Regent property has excellent potential for further discovery of multiple ore bodies. Collectively the discovery of multiple gold deposits would contribute significantly to the established reserve base at Regent.

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

The mineralization within the property is located on an 11 km long north-northeast fault zone in Tertiary volcanics which is offset by northwest cross faults. The host rocks are Tertiary andesites, the same as the host rocks of the famous Comstock Lode at Virginia City, which produced gold. The gold-silver mineralization occurs within parallel shear structures on either side of the north-northeast fault. The McLean Lode, a zone of episodic veining, brecciation, and silicification with adularia, is hosted in clay altered andesitic rocks. The gold is associated with minor pyrite and acanthite. Native gold is seen in the centers of quartz veins as well as in silicified zones parallel to the shear fabric. The lode is 400m long, 300m down-dip and open, and averages 4.4m wide (1-11m), displaced at both ends by northwesterly cross-cutting faults. Gold mineralization is recognized in fine-grained to massive quartz and calcite veins in brecciated Tertiary volcanics and sediments and in the Ordovician Palmetto Formation. Pyrite, adularia and barite are common gangue minerals. The veins dip 45-85 degrees to the west.

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

The Harvest Gold geological crew has completed its own detailed soil grid utilizing modern geochemical techniques capable of detecting signals from blind or buried mineral zones. The Rosebud Mine ore bodies are well indicated by strong gold responses. Gold mineralization in the Northwest Corridor and the Far East zone is also indicated by enzyme leach gold responses. A new target zone is indicated to the northeast of the mine by enzyme leach gold, silver, and other metals. The Northeast zone anomaly suggests a target of similar proportions and orientation to the Rosebud Mine. This new target has not been drill tested.

Other Nevada Eagle Properties

Nevada Eagle Resources controls a total of approximately 59 other exploration properties in Nevada, southeastern California and western Utah. These individual properties range in size from one mining claim to 129 mining claims for a grand total of 24,792 acres. Target commodity types are mostly gold and gold/silver, but also include copper/molybdenum, lead/zinc/copper and barite. These target metals are found in a variety of geologic environments including volcanic-hosted epithermal bonanza veins and stock works, sediment hosted replacement and stock work deposits, granite-hosted mesothermal quartz veins and porphyry related quartz stock works and related deposits.

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

On September 16, 2005, our subsidiary, Borealis Mining Company, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. No settlement has yet been reached. Borealis Mining Company was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005. We, like most private water right owners, intend to have only minimal involvement in the merits of the lawsuit. We do not believe that this civil action, which will determine the extent and priority of federally reserved water rights in the area, will have any effect on our potential business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Toronto Stock Exchange (“TSX”). Our common shares commenced trading on the TSX on December 22, 2005. Before trading on the TSX our stock was not publicly traded on any exchange. The high and low bid quotations of our common stock on the TSX were as follows:

Period	High	Low
2009
April 1 – June 12, 2009(TSX)	Cdn$0.25	Cdn$0.14
First Quarter (TSX)	Cdn$0.22	Cdn$0.11
2008
First Quarter (TSX)	Cdn$0.79	Cdn$0.40
Second Quarter (TSX)	Cdn$0.54	Cdn$0.37
Third Quarter (TSX)	Cdn$0.44	Cdn$0.21
Fourth Quarter (TSX)	Cdn$0.23	Cdn$0.05
2007
First Quarter (TSX)	Cdn$1.20	Cdn.$0.75
Second Quarter (TSX)	Cdn$1.13	Cdn$0.78
Third Quarter (TSX)	Cdn$0.95	Cdn$0.62
Fourth Quarter (TSX)	Cdn$0.98	Cdn$0.50

As of June 12, 2009 the closing bid quotation for our common stock was Cdn$0.20 per share as quoted by the TSX.

As of June 12, 2009, we had 62,069,565 shares of common stock issued and outstanding, held by approximately 2,000 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2009.

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

On April 4, 2006 (amended July 24, 2006), the Board of Directors approved the 2006 Omnibus Incentive Plan, which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 7,000,000 shares. The 2006 Omnibus Incentive Plan was ratified by the shareholders at the company's annual general meeting on September 12, 2006, along with all options previously granted there under, pending such ratification.

On September 6, 2007, at the annual general meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholder approved increase, the 2006 Omnibus Incentive Plan authorizes the Company to grant 4,500,000 options and 1,000,000 restricted stock units. As of June 11, 2009 we had granted 7,782,000 stock options, of which 4,195,000 were forfeited, pursuant to the terms of our omnibus incentive plan as described below with expiry dates to 2014; 851,170 restricted stock units had been granted as of June 11, 2009, of which 142,750 have been forfeited and the equivalent of 42,500 were issued in cash pursuant to the terms of our omnibus incentive plan.

We have no equity compensation plans in place that have not been approved by our shareholders. The table below shows securities issued under our equity compensation plans as of June 12, 2009.

	Number of	Weighted-average	Number of securities
	securities to be	exercise price of	remaining available
	issued upon	outstanding	for future issuance
	exercise of	options, warrants,	under equity
	outstanding	and rights	compensation plans
	options, warrants,	(b)	(excluding securities
	and rights		reflected in column
	(a)		(a))
(c)
Equity compensation plans approved by security holders(1)	4,642,000(1)	$0.49*	1,204,580(2)
Equity compensation plans not approved by security holders	--	--	--
TOTAL	4,642,000	--	1,204,580

(1)	Consists of 1,055,000 outstanding options granted from the Stock Option Plan, and 3,587,000 outstanding options granted from the Omnibus Incentive Plan.
(2)	Consists of 913,000 options and 291,580 restricted stock units remaining under the Omnibus Incentive Plan.
*	Based on the March 31, 2009 exchange rate of Cdn$1.2613 equals US$1

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

Certain restrictions contained in the Plan include:

  the number of shares of common stock which may be issued pursuant to the Plan (or any other employee related plan or options for service) to any one person may not exceed 5% of all the common shares issued and outstanding on a non-diluted basis from time to time; and
  the number of shares of common stock which may be issued pursuant to the Plan (or any other employee- related plan or options for services) to insiders (as defined in the rules of the Toronto Stock Exchange to include generally directors, senior officers of Gryphon Gold or its subsidiaries or shareholders who own more than 10% of our common stock) during any twelve month period may not exceed 10% of the common stock issued and outstanding on a non-diluted basis from time to time (unless approval of disinterested shareholders has been obtained in accordance with the rules of the Toronto Stock Exchange).
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

Gryphon Gold's board of directors may at any time terminate or amend the Plan in any respect, provided however, that the board may not, without the approval of the shareholders, amend the Plan or any option granted there under in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

Sale of Unregistered Securities

All sales of unregistered securities were previously reported in the Company's quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this annual report.

Overview

In May 2005 we initiated a drilling program. As of March 31, 2009, approximately 203 holes and 142,220 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

In April of 2008, we completed a CIM compliant, NI 43-101 report that included all drilling results to date, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. The Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Preliminary Assessment is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

No exploration drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of March 31, 2009, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

Transactions during year ended March 31, 2009

Effective August 5, 2008, we entered into an option agreement with the Baughmans to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

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

During fiscal 2009 we completed nine joint venture and lease agreements for un-leased properties held by Nevada Eagle Resources of which one has been dropped. We also marketed certain properties for sale of which two were sold for cash payment of $50,000 and one for securities (3,000,000 shares of public company which become free trading on July 14, 2009).

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

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600 which is disclosed further in Note 7 of the consolidated financial statements.

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

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities . If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock . EITF 07-5 is effective for our fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted if an alternative accounting pronouncement was previously adopted. At this time, the Company does not expect the adoption of this standard to have any impact on its financial statements

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods. Property payments we received under lease or joint venture arrangements were recorded as a reduction in the carrying value of the property unless the carrying value of the property was at or near zero, in which case the payments were recognized as lease revenue in the Statement of Operations

Year ended March 31, 2009 compared to year ended March 31, 2008

For the year ended March 31, 2009 we had a net loss of $9,943,231 or $0.16 per share compared to a net loss of $7,850,766 or $0.13 for the prior year.

The current year expenses include a charge to earnings of $5,100,000 for the impairment of the carrying value of the Nevada Eagle exploration properties. The loss before the impairment charge is $4,843,321 and is less than the prior period’s comparable loss. The reduction in the comparable loss is due to decreased spending on exploration activities, management salaries and consulting fees, and general and administrative costs as a result of our efforts to conserve cash.

Exploration expenses during the year ended March 31, 2009 were $1,473,628 or 32% of our net expenses (before the effect of the non-cash impairment charge) compared to $3,845,525 or 49% of our total net expenses in the prior year. No exploration drilling was completed during the year ended March 31, 2009. During the prior year we drilled a total of 31 holes at the Borealis property, representing 36,485 feet. During the year ended March 31, 2009, we completed a CIM compliant NI 43-101 report and in September 2008, we released the results of our Preliminary Assessment of the development of an oxide heap leach gold mine on the Borealis property. Much of the current year’s exploration expense covered the completion of these two reports plus permitting efforts for exploration drilling in the pediment areas of the Borealis property.

Management salaries and consulting fees for the year ended March 31, 2009 were $1,375,518 compared to $2,061,885 incurred in the prior year as the number of employees and consultants decreased during the year and non-cash compensation decreased. Total non-cash compensation expense recognized in the year totaled $528,429 compared to non-cash compensation expense of $829,080 recognized in the prior year. General and administrative expenses totaled $657,708, compared to $1,007,053 in the prior year. The decrease is due to reduced spending on investor relations and our efforts to conserve cash. Legal and audit fees for the period decreased from $492,308 to $229,034 for the year ended March 31, 2009. The decrease resulted from a larger number of registration statements being completed for shares issued under private placements, an increase in audit fees due to the acquisition of Nevada Eagle Resources during the prior year, and legal fees related to potential acquisition activity in the prior year. Travel and accommodation expense for the year ended March 31, 2009 was $133,971, compared to $202,118 for the prior year. The decrease is due to decreased investor relations related travel and fewer property site visits.

Loss on disposal of mineral properties for the year ended March 31, 2009 was $302,276, compared to $0 in the prior year. The loss is due a $340,014 loss on two properties we had released our interest in offset by a gain of $37,738 on two sold properties.

Interest income earned on cash deposits was $33,116 for the year ended March 31, 2009, compared to $203,970 in the prior year due to lower cash balances held on average through the current year versus the prior year and a declining interest rate environment in the current fiscal year. Interest expense totaled $529,776, of which $276,863 was non-cash compared to $316,963 of which $159,775 was non-cash, in the prior period. The increase is due to interest being charged for 7 months in the prior period compared to 12 months during the current year ended. The interest expense was related to the note payable for the purchase of Nevada Eagle Resources during fiscal 2008

Year ended March 31, 2008 compared to year ended March 31, 2007

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

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities. Our secondary source of liquidity is cash received through lease payments and sales of exploration properties, and the sale of shares received as lease payments on exploration properties.

Conservation Activities

Effective November 2008, our CEO, VP Business Development went to a part time basis, and we terminated the CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration have entered into consulting agreements with us.

Convertible Debt

On July 4, 2007, we entered into a membership interest purchase agreement with the Baughmans, as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle. Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

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

Effective August 5, 2008, we entered into an option agreement with the Baughmans to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

We will need to complete additional financing prior to the maturity of this note to fully pay off the principal owing. Currently the note is a general obligation of Gryphon Gold and is unsecured. In the event a financing is not completed prior to the due date of the convertible note we will take steps to renegotiate the terms of the note

Borealis Lease

We anticipate continuing to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We also intend to work with the USFS to maintain our permits under the Plan of Operations. These steps are intended to preserve the existing value of the Borealis property for our shareholders. We are undertaking development activity through the completion of a pre-feasibility study by Telesto of Nevada. The study is being completed by Telesto on an at risk, deferred fee basis, which will be payable upon a completion of a possible future financing.

Nevada Eagle Leases

We intend to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties provide a cash and liquidity for us, and therefore we intend to continue to actively manage the portfolio of leases. Certain of these properties may be sold outright and during the year ended March 31, 2009 we sold three unleased mineral properties held by Nevada Eagle Resources. Two of these properties were sold for a cash payment of $50,000 each and the third property for 3,000,000 shares, which at the time of sale were valued at $72,098.

Borealis Mine

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital. We cannot make any assurance that financing will be available to us on acceptable terms or at all.

Capital Resources

At March 31, 2009, we had working capital of negative $4,281,691, and excluding our note payable, positive working capital of $500,594 with an average cash expenditure rate of $72,000 per month in a typical month based on the 1 full time and 2 part time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $799,517 in cash, $80,015 in securities held for trading, $23,943 in accounts receivable and $48,278 in prepaid expenses. We had $451,159 in accounts payable and accrued liabilities at March 31, 2009 and a note payable of $4,782,285.

During 2008 and early 2009 there was severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility in the equity markets, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due the market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we have taken steps to reduce our rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation rates, terminating other employees and temporarily suspending development work on the Borealis property, including engineering work. We have also reduced discretionary spending, including sub-leasing our Vancouver, British Columbia office and reducing the size of our rented office in Reno.

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

Our current working capital is $500,594, excluding the note payable, with an average cash expenditure rate of $72,000 per month in a typical month based on the current number of employees we have. We do not have sufficient working capital for the next twelve months. We will consider raising funds through different forms of equity offerings, joint ventures, sales of exploration properties or other asset sales. This expenditure rate is subject to change based upon future events. The average burn rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5% or the cost to exercise the option to reduce the balance of the note payable to the Baughman’s. The average burn rate does not include expected lease payments from third parties for Nevada Eagle properties.

During the year ended March 31, 2009, we used cash in operating activities of $3,522,805 which included our net loss during the year of $9,943,231 off-set by depreciation of $55,313, non-cash compensation of $521,665, non-cash interest expense of $350,151, unrealized gain of $22,471 on the valuation of marketable securities, realized loss on the sale of securities of $138,071, held for trading securities of $9,598, gain on disposal of equipment $1,722, a loss on disposal of mineral property of $302,276, impairment of $5,100,000 and changes in non-cash working capital of a $68,161 decrease in accounts receivable, a $175,684 decrease in accounts payable and a $94,264 decrease in prepaid expenses.

We generated cash from investing activities of $138,628 including $347,054 for expenditures on mineral properties, $45,198 on purchase of equipment, and we received $34,859 from our reclamation deposit, $386,700 in cash payments from the leasing of exploration properties, $8,568 from sale of equipment, $50,753 from sales of held for trading securities, and $50,000 from the sale of a mineral property. We used cash in financing activities of $12,700 for the year ended March 31, 2009 which included $3,454 in capital lease payments and $9,246 in share issue costs. Cash decreased during the period by $3,396,877 to $799,517 as at March 31, 2009.

On August 22, 2008, we entered into a 12 month option agreement, at a cost of $250,000 plus $25,000 in legal and consulting costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000.

Updated share capital as of June 12, 2009:
Basic Common Stock Issued and Outstanding	62,069,565
Warrants, Options and other Convertible Securities	14,128,500
Fully Diluted Common Stock	76,198,065

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,590 per month to certain lease holders while exploration is proceeding on the Borealis Property. Also, to maintain its existing claims on the Borealis property, we make payments totaling approximately $101,000 annually. These payments are contingent upon us maintaining an interest in the property. Through Nevada Eagle, we also make claim payments of approximately $43,000 annually. The definitive amount depends on the exact number of claims and the number of unleased properties.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,782,285 due March 10, 2010. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of March 31, 2009, we had the following non-cancelable contractual obligations:

		Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	215,621	19,861	96,212	99,549	-
Operating Lease Obligation (2)	1,100	1,100	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $65,587, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at year ended March 31, 2009.

(2)Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2009 and payments of $1,100 per month.

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Gryphon Gold Corporation
(an exploration stage company)
March 31, 2009 and 2008
(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Gryphon Gold Corporation
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended March 31, 2009 and for the period from April 24, 2003 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2009 and for the period from April 24, 2003 (inception) to March 31, 2009, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The March 31, 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Vancouver, Canada,
June 19, 2009.	Chartered Accountants

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	As at	As at
	March 31,	March 31,
	2009	2008
	$	$

ASSETS
Current
Cash	799,517	4,196,394
Held for trading securities	80,015	151,543
Accounts receivable	23,943	92,104
Prepaid expenses	48,278	142,540
Total Current Assets	951,753	4,582,581
Equipment [note 4]	117,967	142,511
Mineral properties [note 5]	6,687,831	12,209,864
Other assets [note 7]	160,777	257,844
	7,918,328	17,192,800
LIABILITIES AND STOCKHOLDERS EQUITY
Current
Accounts payable and accrued liabilities	451,159	626,843
Current portion of capital lease [note 8]	-	18,127
Convertible promissory note [note 9]	4,782,285	-
Total current liabilities	5,233,444	644,970
Convertible promissory note [note 9]	-	4,432,134
Commitments & contingencies [note 13]
Stockholders' equity
Common stock	61,957	61,735
Addition paid-in capital	38,397,746	37,885,549
Deficit accumulated during the exploration stage	(35,774,819)	(25,831,588)
Total stockholders' equity	2,684,884	12,115,696
	7,918,328	17,192,800

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

On behalf of the Board:

/s/ John Key	/s/ Marvin Kaiser
Director	Director

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US dollars)

			Period from
	Year Ended	Year Ended	April 24, 2003
	March 31,	March 31,	(inception) to
	2009	2008	March 31, 2009
	$	$	$

Exploration [note 6]	1,473,628	3,845,525	15,247,260
Management salaries and consulting fees [note 11]	1,375,518	2,061,885	8,680,555
General and administrative	657,708	1,007,503	3,239,739
Legal and audit	229,034	492,308	1,681,829
Travel and accommodation	133,971	202,118	1,025,659
Depreciation & amortization	55,313	68,059	208,802
(Gain) or loss on disposal of equipment	(1,722)	6,552	24,552
Loss on disposal of mineral properties	302,276	-	302,276
Foreign exchange loss	28,843	12,336	23,366
Lease Revenue	(23,598)	-	(23,598)
Interest income	(33,116)	(203,970)	(739,447)
Interest expense	529,776	316,963	846,739
Impairment of carrying value of exploration properties [note 3]	5,100,000	-	5,100,000
Loss for the period before the undernoted items	(9,827,631)	(7,809,279)	(35,617,732)
Unrealized (gain) loss on securities	(22,471)	41,487	19,016
Realized loss on sale of securities	138,071	-	138,071
Net loss for the period	(9,943,231)	(7,850,766)	(35,774,819)
Basic and diluted loss per share	(0.16)	(0.13)
Basic and diluted weighted average number of common shares outstanding	61,781,770	61,709,403

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	38,326,370	38,326	20,731,825	—	20,770,151
Share issue costs	—	—	(740,553)	—	(740,553)
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	168,137	—	168,137
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,314,961	—	1,314,961
Fair value of vested stock grants	108,000	108	151,138	—	151,246
Exercise of warrants	1,855,775	1,856	1,742,979	—	1,744,835
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(17,980,822)	(17,980,822)
Balance, March 31, 2007	47,297,645	47,298	26,649,868	(17,980,822)	8,716,344
Shares issued:
For private placements	9,486,500	9,487	7,346,431	—	7,355,918
Share issue costs	—	—	(523,288)	—	(523,288)
For mineral properties [note 3]	4,500,000	4,500	3,444,918	—	3,449,418
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	54,490	—	54,490
Fair value of options granted [note 10[c]]	—	—	459,519	—	459,519
Fair value of vested stock grants [notes 10 [a] &[d]]	321,250	320	369,241	—	369,561
Exercise of warrants [note 10[b]]	130,000	130	84,370	—	84,500
Net loss for the period	—	—	—	(7,850,766)	(7,850,766)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Shares issue cost	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	500,028	—	500,028
Fair value of vested stock grants [notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,943,231)	(9,943,231)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(9,943,231)	(7,850,766)	(35,774,819)
Items not involving cash:
Depreciation	55,313	68,059	208,802
(Gain) loss on disposal of equipment	(1,722)	6,552	24,552
Fair value of options, warrants and other non-cash compensation	521,665	829,080	3,170,885
Non-cash interest expense [note 9]	350,151	159,775	509,926
Loss on securities	138,071	-	138,071
Unrealized (gain) loss on sale of securities	(22,471)	41,487	19,016
Held for trading securities included in lease revenue	(9,598)	-	(9,598)
Impairment of carrying value of exploration properties [note 3]	5,100,000	-	5,100,000
Loss on disposal of mineral properties	302,276	-	302,776
Changes in non-cash working capital items:
Accounts receivable	68,161	(26,621)	(23,943)
Accounts payable and accrued liabilities	(175,684)	(159,722)	451,159
Prepaid expenses	94,264	(13,475)	(48,276)
Cash used in operating activities	(3,522,805)	(6,945,631)	(25,931,949)
INVESTING ACTIVITIES
Reclamation deposit	34,859	(60,877)	(160,777)
Purchase of equipment	(45,198)	(57,374)	(296,840)
Nevada Eagle acquisition and related non-compete agreement [note 3]	-	(3,068,340)	(3,068,340)
Mineral property expenditures [note 5]	(347,054)	(9,119)	(2,250,544)
Mineral property lease payments received	386,700	245,805	606,505
Proceeds from sale of mineral properties	50,000	-	50,000
Proceeds from sales of held for trading securities	50,753	-	50,753
Proceeds from sale of equipment	8,568	2,314	14,832
Cash provided by (used in) investing activities	138,628	(2,947,591)	(5,054,411)
FINANCING ACTIVITIES
Capital lease principal payments	(3,454)	(32,158)	(53,523)
Cash received for shares	-	7,440,418	34,607,555
Share issue costs	(9,246)	(468,798)	(3,157,280)
Subscription receivables collected	-	-	389,125
Cash provided by (used in) financing activities	(12,700)	6,939,462	31,785,877
Increase (decrease) in cash during the period	(3,396,877)	(2,953,760)	799,517
Cash, beginning of period	4,196,394	7,150,154	-
Cash, end of period	799,517	4,196,394	799,517

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

The Company’s current liabilities significantly exceed its current assets. In addition, the recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable. As a result, the Company’s ability to continue as a going concern is in substantial doubt.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of certain mineral properties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations.

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

Equipment

Equipment is recorded at cost and is comprised of office furniture, trucks, computers and lab equipment. All equipment is being amortized on a straight line basis over 5 years.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Loss per share

Loss per common share is determined based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are applied to repurchase common shares at the average market price for the period. Also, outstanding convertible promissory notes are assumed to be converted into common stock at the then applicable rate. Stock options, warrants, and the convertible note are dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

The Company measures it’s held for trading securities at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at March 31, 2009 is:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 80,015	$80,015	$—	$—

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning April 1, 2008. Effective April 1, 2008, the Company adopted FAS 159, which did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. SFAS 141R may have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for us on April 1, 2009. Currently, we are assessing the impact upon adoption of FSP APB 14-1 on our results of operations or financial position.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock . EITF 07-5 is effective for our fiscal year beginning April 1, 2009. Early adoption for an existing instrument is not permitted if an alternative accounting pronouncement was previously adopted. At this time, the Company is assessing the impact of adopting this standard on its consolidated financial statements.

3. NEVADA EAGLE RESOURCES LLC

On August 21, 2007 Gryphon Gold Corporation closed the acquisition of Nevada Eagle Resources LLC, a privately held Nevada limited liability company (“Nevada Eagle”), pursuant to a membership interest purchase agreement (the “Purchase Agreement”), dated July 4, 2007, by and between the Company, Gerald W. Baughman and Fabiola Baughman, as sellers (“Sellers”), and Nevada Eagle. Under the Purchase Agreement, the company acquired all of the outstanding limited liability company interests of Nevada Eagle from the Sellers (the “Acquisition”) for the following consideration, paid on August 21, 2007 (the “Closing Date”):

(a)	$2,500,000 in cash:

(b)	4,500,000 shares of common stock of the Company (the “Common Shares”) valued at $3,449,418; and

(c)	a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”) with an issue date of August 21, 2007 and a fair value of $4,272,359 [note 9].

Consideration paid for acquisition of Nevada Eagle

Cash at closing	$2,500,000
Cash due diligence costs
and other expenses	568,340
3,068,340

Common shares	3,449,418
Convertible note and value
of conversion feature	4,272,359
$10,790,117
Allocation of Purchase Price

Mineral properties	10,719,209
Non-competition agreement	70,908
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

The original purchase price allocation for the acquisition of the NER properties was based on a valuation model. The model was driven by three parameters, 1- the value of an exploration property, 2- the value of an acre of exploration property, and 3 – the value of an identified mineral resource on the property. The value of each parameter was determined from recent similar acquisition transactions in the marketplace and the market values of a sample of publicly traded gold exploration companies.

To measure for impairment, the Company updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties and the non-competition agreement (see note 7) were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008.

On March 31, 2009 the same parameters were inputted into the valuation model and it was determined that the values had not changed since the September 30 2008 impairment; therefore, no impairment was recorded at year end.

4. EQUIPMENT

	March 31, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,730	111,799	85,931
Trucks	64,097	32,061	32,036
Total	261,827	143,860	117,967

	March 31, 2008
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,986	80,897	117,089
Trucks under capital lease	71,319	45,897	25,422
Total	269,305	126,794	142,511

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

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000 and an additional $35,903 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000.

Effective August 21, 2007, the Company purchased all the rights and interests of Nevada Eagle, as described in note 3. $10,719,209 of the purchase price was allocated to the value of the exploration properties acquired.

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(386,700)
Lease payments received (shares)	(13,130)
Disposal of exploration properties	(424,374)
Expenditures during the period	61,151
Option to amend Borealis Property mining lease	285,903
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property cost, March 31, 2009	6,687,831

6. EXPLORATION

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	426,273	2,111,442	7,131,653
Property maintenance	454,625	576,118	2,999,714
Geologic and assay	64,787	744,385	2,033,110
Project management	205,438	257,588	1,607,228
Engineering	288,004	82,445	1,113,789
Metallurgy	34,373	43,119	331,210
Subtotal Borealis property	1,473,500	3,815,097	15,216,704
Other exploration	128	30,428	30,556
Total exploration	1,473,628	3,845,525	15,247,260

7. OTHER ASSETS

	March 31,	March 31,
	2009	2008
	$	$
Reclamation bond & deposits	160,777	195,636
Non-compete agreement (net of accumulated amortization $8,700)	-	62,208
	160,777	257,844

On March 31, 2009 the Company had $133,600 (March 31, 2008 - $168,459) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2008 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At March 31, 2009, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its general property activities completed to March 31, 2009.

As part of the acquisition of Nevada Eagle, the primary interest holder entered into a non-compete agreement. The non-compete agreement was being amortized on a straight line basis over 5 years. At September 30, 2008, the value of the non-compete agreement was reduced to zero in conjunction with the recording of impairment in value of the Nevada Eagle exploration properties [note 3].

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

9. CONVERTIBLE PROMISSORY NOTE

	March	March
	31, 2009	31, 2008
	$	$

Convertible promissory note, with a face value of $5,000,000 due March 30,
2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and	4,782,285	4,432,134
June 1st . Discount accretion for the period from August 21, 2007 (date of issue)
to March 31, 2009, totalled $436,638.

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at March 31, 2009. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue. Interest and discount accretion of $250,592 and $276,863, for the year ended March 31, 2009, has been recorded as interest expense in the audited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company [note 3].

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

On November 10, 2008, the 5% convertible promissory note was amended so that cash interest payments shall be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of the previous amounts. The unpaid interest will be added to the principal balance of the note, compounded monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

10. CAPITAL STOCK

[a]	Authorized capital stock consists of 150,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On July 10, 2008, the company issued 180,000 common shares to directors. The issuance was the last vesting of restricted stock grants dated January 10, 2007.

On May 9, 2008, the company issued 41,670 common shares to a director (whom retired April 8, 2008). The issuance was provided under a transition agreement, which allowed 2,778 restricted stock units to vest monthly commencing January 2007 and until such time as this individual retired from the board of directors. See also note 10[d].

10. CAPITAL STOCK (cont’d)

[b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(5,340,580)	—
Warrants outstanding, March 31, 2009	9,486,500	357,727

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2009:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.3	Cdn$1.25	August 3, 2009
3,254,000	0.7	Cdn$1.25	November 22, 2009
1,050,000	0.7	Cdn$1.25	November 27, 2009
182,500	0.7	Cdn$1.25	December 14, 2009
9,486,500	0.7	$0.99*
** Based on the March 31, 2009 exchange rate of Cdn$1 equals US$0.7928.

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

10. CAPITAL STOCK (cont’d)

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

On September 16, 2008, 550,000 options were granted to two directors and a consultant. 400,000 options vest at date of grant and 150,000 vest in the next nine months. The option are exercisable at a price of Cdn$0.28 for a term of five years.

On September 18, 2008, 150,000 options were granted to a consultant which vested immediately, and have a term of five years and an exercise price of Cdn$0.26 per share.

On November 18, 2008, 150,000 options were granted to a director of which 37,500 vested immediately and the remaining 112,500 will vest in the next 8 months, and have a term of five years and an exercise price of Cdn$0.07 per share.

On November 20, 2008, 275,000 options were granted to a consultant which vested immediately and have a term of five years and an exercise price of Cdn$0.07.

On March 15, 2009, two consultants cancelled 525,000 options.

During the year ended March 31, 2009, 895,000 options were forfeited by employees, directors, and consultants.

On November 24, 2008, 250,000 options were granted to a consultant which vested immediately and have a term of five years and an exercise price of Cdn$0.26.

On March 3, 2009, 100,000 options were granted to a consultant which vested immediately and have a term of five years and an exercise price of Cdn$0.28 .

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is low, therefore the Company currently estimates forfeitures to be 15%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
	$	$
Management salaries, exploration expense & consulting fees	521,665	829,080

Stock option activity

The following table summarizes the Company’s stock option activity for the year ended March 31, 2009:

	Number of	Weighted Average
	Stock Options	exercise price
Outstanding, April 1, 2008	6,069,500	$0.81
Granted	3,560,000	$0.26
Exercised	-	-
Cancelled(1)	(4,092,500)	$0.78
Forfeited	(895,000)	$0.28
Total outstanding at March 31, 2009	4,642,000	$0.49
Vested and exercisable at March 31, 2009	3,858,250	$0.53

(1) The unamortized grant date fair value of unvested options was fully expensed immediately.
* Based on the March 31, 2009 exchange rate of Cdn$1 equals US$0.7928.

10. CAPITAL STOCK (cont’d)

The following table summarizes information about stock options outstanding as at March 31, 2009:

Stock Options Outstanding and Exercisable
			Average Remaining
Stock Options	Average Remaining	Stock Options	Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
825,000	1.0	825,000	1.0	$0.75
95,000	1.6	95,000	1.6	Cdn$0.85
20,000	2.0	20,000	2.0	Cdn$1.37
395,000	2.0	395,000	2.0	Cdn$1.37
20,000	2.0	20,000	2.0	Cdn$1.37
30,000	2.2	30,000	2.2	Cdn$1.60
50,000	2.3	50,000	2.3	Cdn$1.29
50,000	2.6	50,000	2.6	Cdn$1.34
90,000	2.8	90,000	2.8	Cdn$0.81
20,000	2.8	20,000	2.8	Cdn$0.88
125,000	2.9	125,000	2.9	Cdn$0.80
20,000	3.1	20,000	3.1	Cdn$0.95
85,000	3.5	63,750	3.5	Cdn$0.90
47,000	3.5	47,000	3.5	Cdn$0.88
150,000	3.9	75,000	3.9	Cdn$0.62
20,000	4.0	20,000	4.0	Cdn$0.43
300,000	4.0	300,000	4.0	Cdn$0.41
62,500	4.3	62,500	4.3	Cdn$0.40
362,500	4.3	187,500	4.3	Cdn$0.38
750,000	4.3	337,500	4.3	Cdn$0.41
200,000	4.5	175,000	4.5	Cdn$0.28
150,000	4.5	150,000	4.5	Cdn$0.26
150,000	4.6	75,000	4.6	Cdn$0.07
275,000	4.6	275,000	4.6	Cdn$0.07
250,000	4.7	250,000	4.7	Cdn$0.26
100,000	4.9	100,000	4.9	Cdn$0.28
4,642,000		3,858,250

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The weighted average assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	51% - 80%	49% - 55%
Risk free interest rate	1.31% - 2.06%	1.79% - 4.63%
Expected lives	3 years	3 years

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

The weighted-average fair value of options granted during the year ended March 31, 2009 was $0.11 [2008 -$0.77; 2007 - $1.20; 2006 - $0.83] . Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

10. CAPITAL STOCK (cont’d)

[d]	Restricted stock units (“RSU’s”):

The RSU stock grant entitles the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years.

On July 10, 2008, 180,000 RSU’s vested for four directors.

On September 5, 2007, the Company entered into a Transition Agreement with an employee and director (see note 13c). Among other things, the agreement provided a grant of 112,500 RSU’s that vest over two years; 18,750 RSU’s that were to vest in January 2008 were forfeited; a grant of 50,000 RSU’s was forfeited and replaced with a new RSU agreement that provides 2,778 units for each full month of service (subject to a maximum of 50,000 RSU’s) completed as a member of the Board of Directors beginning January 1, 2007 and vest upon resignation from the Board of Directors. Effective April 8, 2008, the individual resigned from the Board and 41,670 RSU’s vested.

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period. The grant date fair value of the RSU is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about RSU’s outstanding as at March 31, 2009:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average Fair
					Value at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	41,670	—	112,500	Cdn$0.77
Outstanding at March 31, 2009	808,670	553,420	142,750	112,500	$0.61*

* Based on the March 31, 2009 exchange rate of Cdn$1 equals US$0.7928.

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

In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. During the year ended March 31, 2009 the consultants were paid $4,841 and $14,225 respectively.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2009	2008
	$	$

Deferred tax assets
Net operating loss carryforwards	5,799,761	4,430,697
Mineral property basis	1,954,798	718,047
Permitting & feasibility costs	1,067,055	368,917
Exploration costs	2,555,287	2,708,164
Stock compensation	916,471	747,626
Reclamation costs	1,965	1,963
Equipment	8,009	11,482
Non-compete agreement	22,258	2,083
Donations	671	263
Unrealized foreign exchange loss	5,949	8,668
Certain unpaid accrued liabilities	52,485	15,352
Unrealized losses on marketable securities	6,802	14,541
Accrued sub-lease loss	23,017	—
Capital losses	48,696	—
Total deferred tax assets	12,463,224	9,027,083
Valuation allowance	(12,463,224)	(9,027,803)
Net deferred tax assets	—	—
Deferred tax liabilities
Equipment	—	—
Prepaid expenses	—	—
Total deferred tax liabilities	—	—

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2009 and 2008.

The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 35.09% [2008 - 37.06%] is as follows:

	2009	2008
	$	$

Tax at statutory tax rates	(3,489,080)	(2,747,068)
State taxes, net of federal benefit	(9,247)	(3,891)
Non-deductible items	118,215	28,803
Change in valuation allowance	3,476,821	2,370,822
State tax rate adjustment	(7,679)	187,210
State minimum income taxes	900	—
Other	(89,030)	164,124
	900	—

At March 31, 2009 the Company has non-capital losses of approximately $16.5 million [2008 - $12.7 million] in the United States available for future deduction from taxable income and which expire prior to 2026. The Company has not recognized as an asset any of these potential deductions as it cannot be considered more likely than not that they will be utilized.

13. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,590, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease automatically renews annually beginning in 2009, so long as mining related activity, including exploration drilling, continues on the Borealis Property. The Company has the option to terminate the mining lease at any time prior to expiry in 2009.

[b] The Company rents office space in Vancouver, BC for a 5 year term, commencing September 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2010	48,767
2011	47,667
2012	49,774
2013	49,774
2014	20,739

The Vancouver office has been sub-leased effective Feb 1, 2009 for 4 years and 7 months (the remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $65,587, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at year ended March 31, 2009.

[c] In September 2007, the Company entered into a Transition Agreement with an individual under which, the individual will cease to be an employee and will continue as a director of the Company. The individual was granted 112,500 Restricted Stock Units that will vest at 37,500 each on April 1, 2009, July 1, 2009 and October 1, 2009. The agreement provides for certain incidental expenses for 18 months beginning October 2007. The Company recorded a charge to management salaries and consulting fees of $322,464 during the quarter ended September 30, 2007.

[d] In August 2008, the Company entered into a Transition Agreement with an individual under which the individual ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company September 4, 2008. The individual will receive monthly payments of Cdn$12,500 and certain incidental expenses for 12 months beginning September 2008. The Company recorded a charge to expense of $162,809 during the quarter ended September 30, 2008 to accrue the cost of the agreement. On December 12, 2008 the individual and the Company terminated the Transition Agreement eliminating the nine Cdn$12,500 future monthly payments and entered into a consulting agreement which included a Cdn$50,000 payment made on January 1, 2009.

[e] The Company’s market value and the market values for companies similar to the Company have declined considerably over the past twelve months. To preserve as much cash as possible and to ensure liquidity for the longest period possible, the Company implemented steps to reduce the rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation, terminating four full time employees, and temporarily suspending development work on the Borealis property, including engineering work. The Company also eliminated all discretionary spending. During the year ended March 31, 2009, the Company recorded $178,887 in total severance cost.

14. SUBSEQUENT EVENTS

On April 1, 2009, the Transition Agreement with an individual (note 13(c)) was amended to change the vesting period of the 112,500 Restricted Stock Units. The units which previously vested 37,500 each on April 1, 2009, July 1, 2009 and October 1, 2009 were amended to vest 112,500 on April 1, 2009.

Effective April 2, 2009, the Company sold its interest in the Blue Mountain property to Nevada Geothermal Power Company. The Company received a $50,000 cash payment and retained a royalty interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009 and no material weaknesses were discovered.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this yearly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of June 12, 2009, the names, and positions of our directors and executive officers:

Name and Municipality of	Current Office with	Principal Occupation
Residence	Gryphon Gold	Last Five Years	Director Since

John L. Key Gardnerville, Nevada	Chief Executive Officer, Director	Chief Executive Officer appointed July 21, 2008, General Manager Projects for the Teck Cominco organization from 1973 to 2004.	July 21, 2008
Gerald W. Baughman Reno, Nevada	Vice President of Business Development, Director	Vice President of Business Development appointed August 21, 2007, Owner/Operator Nevada Eagle Resources fall of 1994 to Aug. 2007, Consulting Exploration Manager Southwestern Gold 1991 to 1994, Geologist Cambior (U.S.A.) Inc. 1991.	Sept. 4, 2008
Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005
Marvin K. Kaiser Mayfield, Kentucky	Director	Consultant to natural resource industry, Whippoorwill Consulting 2006 – Present, CFO, Executive VP, Chief Administrative Officer Doe Run Company 1993- 2006, CFO AMAX Gold, Inc 1989 to 1993, CFO, Senior VP Ranchers Exploration and Development Corporation 1969 to 1984.	Nov. 18, 2008
Michael K. Longinotti North Vancouver, British Columbia	Chief Financial Officer	Chief Financial Officer appointed May 15, 2006, Chief Financial officer RX Networks Nov 2008 to present, CFO Digital Payment Technologies February 2005 to May 2006, CFO Knight Signs Sept 2004 to February 2005, CFO Silent Witness, November 2000 to June 2003. 1992 to 2000 Comptroller and then Treasurer of Cominco Ltd.	—

The following is a description of the business background of the directors and executive officers of the Corporation.

John L. Key, 58, was appointed February 5, 2008 as Chief Operating Officer and has since been appointed President, CEO, and Director (July 21, 2008). Mr. Key is a graduate of the University of Missouri – Rolla with an M.S. in Mining Engineer. He possesses 32 years of extensive mining experience. He worked for the Teck Cominco organization from 1973 to 2004 during which time he was directly responsible for running, in succession, the Magmont, Polaris, and Red Dog mines and also served as General Manager Projects. Mr. Key oversaw over $300 million in capital expansions at Red Dog. His primary duties at Gryphon Gold are to review the potential for an oxide mine on the Borealis property, to work on the longer term opportunities for the sulphide ore resources and to review opportunities available to Gryphon Gold.

Gerald W. Baughman, 48, was appointed August 21, 2007 as Vice President of Business Development and has since been appointed Director (September 4, 2008). Since the fall of 1994 Mr. Baughman began acquiring exploration stage gold properties in Nevada and surrounding states, under his company Nevada Eagle Resources LLC. Nevada Eagle has leased many of these properties to a number of the major mining companies and to a host of juniors. From 1990 to the present time, Mr. Baughman has been based in the Reno area and has worked as an independent geologist evaluating gold and silver properties. From 1991 to 1994 he worked for Southwestern Gold as Exploration Manager, and oversaw all precious metal exploration and development projects in Nevada. He also worked on projects in Peru for Southwestern Gold. During 1990, Mr. Baughman worked as a consulting geologist for Cambior (U.S.A.) Inc. Mr. Baughman received his B.S. degree in Geology from the University of Nevada, Las Vegas and is a Certified Professional Geologist through the American Institute of Professional Geologists (AIPG).

Donald W. Gentry, 66, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

Marvin K. Kaiser, 67, was appointed to our board on November 18, 2008. Mr. Kaiser graduated from Southern Illinois University-Carbondale and began his career in the field of public accounting becoming a Certified Public Accountant in 1965. His career in the natural resources industry began in 1969 with Ranchers Exploration and Development Corporation where he held various positions including Chief Financial Officer and Senior Vice President until the company was combined with Hecla Mining Company in 1984. Mr. Kaiser also served as Chief Financial Officer of AMAX Gold, Inc from 1989 until 1993 when AMAX Inc was combined with Cyprus Mining. Subsequent to leaving AMAX, Mr. Kaiser joined The Doe Run Company as Chief Financial Officer. At the time of his retirement from Doe Run in 2006, he held the positions of Executive Vice President and Chief Administrative Officer. Following his retirement, Mr. Kaiser formed Whippoorwill Consulting, LLC, which provides financial advisory services to the natural resources industry. He presently serves as a director of several publicly traded mining/exploration companies as well as The Southern Illinois University Foundation.

Michael K. Longinotti, 52, was appointed as our Chief Financial Officer effective May 15, 2006. From 2003 to 2006 Mr. Longinotti has worked with several entrepreneurial companies as CFO including Digital Payment Technologies, Knight Signs and Rx Networks. From 2000 to 2004 he was CFO of Silent Witness, a NASDAQ and TSX listed provider of security equipment and network provider. From 1989 to 2000 he was in various positions, including Comptroller and Treasurer at Cominco Ltd. a multinational mining and smelting corporation with Cdn$3 billion in assets. Mr. Longinotti holds a B.S. in Geology and a B.S. in Environmental Science from Washington State University and a B.A. in Business Administration from the University of Washington and is a member of the Washington State Society of Certified Public Accountants.

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

Audit Committee

Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Audit Committee is comprised of Marvin Kaiser, Don Gentry and Jerry Baughman. The Company’s Board of Directors has determined that two of the three members of the Company’s Audit Committee are independent directors under MI 52-110, Rule 10A-3 of the Exchange Act, and the audit committee rules of the NYSE Amex Equities. Marvin Kaiser is the Chairman of the Audit Committee. Marvin Kaiser satisfies the criteria for an audit committee financial expert under Item 407(e)(5) of Regulation S-K of the rules of the Securities and Exchange Commission.

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

Compensation Committee

The Compensation Committee is comprised of Don Gentry (chairman) and Marvin Kaiser, which are both independent directors. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of Directors, executive officers and providing advice on compensation structures in the various jurisdictions in which Gryphon Gold operates. In addition, the Compensation Committee reviews both the overall salary objectives of Gryphon Gold and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and propose any awards of stock options, incentive and deferred compensation benefits.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee are comprised of Marvin Kaiser and Don Gentry (chairman). The Corporate Governance and Nominating Committee are responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

There have been no material changes to the procedures pursuant to which a shareholder may recommend nominees for the Company’s Board of Directors.

Project Development, Environmental & Sustainability Committee

The Project Development, Environmental & Sustainability Committee is comprised of Don Gentry and John Key. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

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

The Code of Business Conduct and Ethics was filed with the SEC on February 10, 2006 as exhibit 14.1(2) to Form 10-QSB quarterly report for the quarter ending December 31, 2005. Further information and a copy of the Code of Business Conduct and Ethics are available on our website at www.gryphongold.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended March 31, 2009.

During the fiscal year ended March 31, 2009, the Board authorized salary adjustments for directors, officers, and employees. These adjustments are indicated in the compensation table below. Further, the Board made stock and option grants to certain directors and executives to provide additional compensation, and the calculated value of such grants are indicated in the compensation table below.

						Non-Equity	Non-Qualified
				Stock	Options	Incentive Plan	Deferred
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	All Other
Principal Position	Year	$	$	$	$	$	Earnings $	Compensation	Total

John Key, CEO	2009	83,562			35,158				118,720(1)

Michael Longinotti,
CFO	2009	98,617			109,109			154,396	362,122(2)

Tony Ker, retired
CEO and retired
Director	2009	70,364(3)			122,474(4)			70,452 (5)	263,290

Jerry Baughman, VP
Business
Development	2009	95,000			10,506				105,506 (6)

Steve Craig, former
VP Exploration	2009	100,430			30,541			14,225	145,196(7)

(1)	$83,562 of grand total was received as cash, remaining $35,158 was recorded as non-cash stock compensation expense.

(2)

$98,617 of grand total was received as cash, $109,109 was recorded as non-cash stock compensation expense, $149,555 was accrued for severance pay, payable November 2009, and $4,841 was paid in consulting fees.

(3)	April – Aug 2008 salary received as employee

(4)	Recorded as non-cash stock compensation expense.

(5)	Consists of Cdn$37,500 for three months of pay related to transition agreement, Cdn$50,000 one time consulting fee, and Cdn$1,362 holiday pay.

(6)	$95,000 of grand total was granted in cash, remaining $10,506 was recorded as non-cash stock compensation expense.

(7)

$78,750 of grand total was salary received as employee, $15,577 was received as severance pay, and $6,103 was received as holiday pay, $30,541 was recorded as non-cash compensation expense and $14,225 received as consultant fees.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2009, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Executive Compensation Agreements

Gryphon Gold is a party to employment contracts for John Key and Gerald Baughman. Pursuant to those agreements they are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, Messer’s Key, and Baughman will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreements with Gerald Baughman and John Key include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Gryphon Gold is party to a consultant contract with Michael Longinotti. The agreement pays an hourly wage of Cdn$90/hour for any work preformed.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended March 31, 2009.

Option Awards						Stock Awards
								Equity	Equity
								Incentive	Incentive
							Market	Plan	Plan
						Number	Value	Awards:	Awards:
						of	of	Number of	Market or
			Equity			Shares	Shares	Securities	Payout
			Incentive			or Units	or Units	Unearned	Value of
	Number of		Plan			of	of	Shares,	Unearned
	Securities	Number of	Awards:			Stock	Stock	Units or	Shares,
	Underlying	Securities	Number of			that	that	Other	Units or
	Unexercised	Underlying	Securities			have	have	Rights	Other
	Options (1)	Unexercised	Unexercise	Option	Option	not	not	That have	Rights that
	(#)	Options (#)	d Unearned	Exercise	Expiration	Vested	Vested	not Vested	Have not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	(#)	Vested ($)

Tony Ker	275,000	-		Cdn$0.07	20-Nov-13
Former President
and Chief
Executive Officer

Michael
Longinotti	100,000	-		Cdn$0.41	8-Apr-13
Chief Financial
Officer	200,000	-		Cdn$0.41	1-Aug-13

John Key(1)	75,000	75,000		Cdn$0.62	11-Feb-13
Chief Executive
Officer	262,500	87,500		Cdn$0.41	1-Aug-13

Steve Craig(2)
Former VP
Exploration	50,000	-		Cdn$0.80	26-Feb-12
	63,750	21,250		Cdn$0.90	21-Sept-12
	75,000	75,000		Cdn$0.38	8-Jul-13
Jerry
Baughman(3) VP
Business Dev.	50,000	150,000		Cdn$0.41	1-Aug-13

(1)	75,000 options vest Feb 10, 2010; 262,500 options vest 87,500 each Aug 1, 2009, Feb 1, 2010, and Aug 1, 2010.

(2)	21,250 options vest on September 21, 2009; 75,000 options vest June 23, 2009.

(3)	150,000 options vest 50,000 each Aug 1, 2009, Feb 1, 2010 and Aug 1, 2010.

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

Director Compensation

	Fees
	Earned
	or Paid			Non-Equity
	in	Stock	Option	Incentive Plan	Non-Qualified	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)($)	($)	($)	($)	Earnings ($)	($)	($)

Donald Gentry	18,000	20,365	-	-	-	-	38,365(1)
Rohan Hazelton
(resigned)	4,500	-	-	-	-	-	4,500(2)
Richard Hughes
(retired)	4,500	6,340	-	-	-	-	10,840(3)
Marvin Kaiser	6,000	3,930	-	-	-	-	9,930(4)

(1)	$4,500 of fees has been paid in cash, the remaining $13,500 has been accrued. 250,000 stock options, 225,000 have vested; 25,000 vest on June 16, 2009.

(2)	Director’s fees paid.

(3)	$4,500 paid; 100,000 stock options vested March 3, 2008.

(4)	$6,000 accrued; 150,000 stock options, 75,000 have vested, remaining vest 37,500 each May 18, 2009, Aug 18, 2009.

Compensation of Directors

Beginning April 1, 2008, each independent board member shall receive $1,500 per month. The fees cover attendance for all meetings, irrespective of the number of audit, compensation and board meetings. The independent directors were paid for the first quarter and fees owed for the subsequent quarters have been accrued.

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

Director Compensation Agreements

Gryphon Gold is a party to an employment contract for John Key and Jerry Baughman. Pursuant to the agreement, he is entitled to compensation for termination of theirs employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, each officer will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreements with John Key and Jerry Baughman include limited non-competition and non-solicitation covenants for a period of 12 months following termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 12, 2009 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 62,069,565 shares of common stock outstanding as of June 12, 2009.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 12, 2009 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

As of March 31, 2009
Name and Address of Beneficial Owner(1)	Shares	Percent
Standard Bank plc	3,426,336	5.55%
25 Dowgate Hill, Cannon Bridge House
London, United Kingdom EC4R 2SB

Jerry & Fabiola Baughman	6,390,750(2)	9.99%(2)
197 North Argyle Court
Reno, Nevada 89511

Top Gold AG M V K	9,425,000(3)	14.49%(3)
Landstrasse 14
9496 Balzers
Principality of Liechtenstein

(1)

Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned. Figures shown are on a non-diluted basis.

(2)

6,390,750 common shares beneficially owned by the Baughmans, as joint tenants with rights of survivorship, is comprised of 4,500,000 shares of common stock of Gryphon Gold, 50,000 shares acquirable upon exercise of options and 1,840,750 shares of common stock of Gryphon Gold that are issuable upon conversion of a $5,000,000, convertible note, subject to a cap on conversion at 9.99% of the issued and outstanding.

(3)

Includes 3,000,000 shares acquirable upon exercise of warrants. The Investment Advisor with ultimate voting and dispositive power is Luxor Asset Management Trust reg., Balzers, which is represented by Mr. Martin Frick, Balzers.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Shares	Percent
Michael Longinotti	433,000(3)	0.69%(3)
Chief Financial Officer
Suite 711, 675 West Hastings Street
Vancouver, BC V6B 1N2

Steve Craig	213,750(4)	0.34%(4)
Former VP Exploration
Suite 711, 675 West Hastings Street
Vancouver, BC V6B 1N2

John Key	162,500(5)	0.26%(5)
Chief Executive Officer
Suite 711, 675 West Hastings Street
Vancouver, BC V6B 1N2

Gerald Baughman	6,390,750(6)	9.99%(6)
Suite 711, 675 West Hastings Street
Vancouver, BC V6B 1N2

All directors and executive officers as a group (5 persons)	7,405,000(7)	11.43%(7)

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes vested options exercisable to acquire 275,000 shares of common stock.

(3)	Includes vested options exercisable to acquire 250,000 shares of common stock.

(4)	Includes vested options exercisable to acquire 188,750 shares of common stock.

(5)	Includes vested options exercisable to acquire 162,500 shares of common stock.

(6)

Includes vested options exercisable to acquire 50,000 shares of common stock and 1,840,750 shares of common stock of Gryphon Gold that are issuable upon conversion of a $5,000,000, convertible note, subject to a cap on conversion at 9.99% of the issued and outstanding.

(7)

Includes vested options exercisable to acquire 901,250 shares of common stock, and 1,840,750 shares of common stock of Gryphon Gold that are issuable upon conversion of a $5,000,000, convertible note, subject to a cap on conversion at 9.99% of the issued and outstanding.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 12, 2009, we had approximately 2,000 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended March 31, 2009, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

Effective August 5, 2008, we entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000. Gerald W. Baughman is an executive officer of the Company. The option period is twelve months and extendable for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

Related party transactions are reviewed and approved by the Board of Directors.

Purchases Of Securities

During and subsequent to the fiscal year ending March 31, 2009, no officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold.

Other than compensatory arrangements described under “Executive Compensation” and the transactions described above, we have had no other transactions, directly or indirectly, during the past fiscal year with our directors, senior officers or principal shareholders, or any of their associates or affiliates in which they had or have a direct or indirect material interest.

Director Independence

The Company’s Board of Directors has determined that the following directors are independent based on the standards for director independence for the NYSE Amex Equities:

Don Gentry; and
Marvin Kaiser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2009 and 2008 and reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-QSB for fiscal 2009 and 2008 were $99,500 and $150,746, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2009 and 2008 were $20,350 and $9,500, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2009 and 2008 were $nil and $3,965, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Consolidated Balance Sheets as at March 31, 2009 and 2008;

3.	Audited Consolidated Statements of Operations for the years ended March 31, 2009 and 2008 and for the period from April 24, 2003 (inception) to March 31, 2009;

4.	Audited Consolidated Statements of Shareholder’s Equity for the years ended March 31, 2009 and 2008 and for the period from April 24, 2003 (inception) to March 31, 2009;

5.	Audited Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008 and for the period from April 24, 2003 (inception) to March 31, 2009; and

6.	Notes to the Audited Consolidated Financial Statements.

Exhibits
Number	Description
3.1*	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.1)
3.2*	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.2)
3.3*	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.3)
3.4*	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.4)
3.5*	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.5)
4.1*	Specimen Common Stock certificate (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 4.1)
4.2*	Convertible Debenture between the Gryphon Gold Corporation and Gerald W. Baughman and Fabiola Baughman
10.1*	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.2)
10.2*	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.3)
10.3*	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)(Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.4)
10.4*	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.5)
10.5*	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.6)
10.6*	Membership Interest Purchase Agreement for Nevada Eagle Resources LLC Properties (Previously filed on Form 8-K on July 6, 2007)
10.7*	Transition Agreement dated effective September 30, 2007 between Gryphon Gold Corporation and Albert Matter (Previously filed on Form 10-QSB on November 14, 2007 as exhibit 10.22)
10.8*	2006 Omnibus Incentive Plan (Incorporated by reference to Appendix E of the Registrant’s Definitive Schedule 14A proxy statement filed on August 9, 2006)(Previously filed as Exhibit 4.1 to Form S-8 filed on October 11, 2006)
10.9*	Financial and Advisory Services Agreement between Gryphon Gold Corporation and Matter & Associates (Vancouver, British Columbia) date March 20, 2008 (Previously filed as Exhibit 10.18 to Form 10-KSB filed on June 26, 2008)
10.10*	Employment Agreement between Gryphon Gold Corporation and Michael Longinotti dated April 18, 2006 (Previously filed as Exhibit 10.19 to Form 10-KSB filed on June 26, 2008)
10.11*	Employment Agreement between Gryphon Gold Corporation and Gerald Baughman dated August 21, 2007 (Previously filed as Exhibit 10.20 to Form 10-KSB filed on June 26, 2008)
10.12*	Professional Services Agreement between Gryphon Gold Corporation and John L. Key, February 4, 2008 (Previously filed as Exhibit 10.21 to Form 10-KSB filed on June 26, 2008)
10.13*	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed as Exhibit 10.1 to Form 8-K filed on July 21, 2008)
10.14*	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008(Previously filed as Exhibit 10.2 to Form 8-K filed on July 21, 2008)

10.15*	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008 (Previously filed as Exhibit 10.3 to Form 8-K filed on July 21, 2008)
10.16*	Option to Restructure Debt Agreement between the Registrant and Nevada Eagle Resources, dated August 5, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on August 13, 2008)
10.17*	Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008 (Previously filed as Exhibit 99.1 to Form 8-K filed on October 23, 2008)
10.18	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008
10.19	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008
10.20*	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on November 14, 2008)
10.21*	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008 (Previously filed as Exhibit 10.9 to Form 10-Q filed on November 14, 2008)
14.1*	Code of Business Conduct and Ethics (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 14.1)
21.1*	Table of Subsidiaries (Previously filed on Form 10KSB on June 26, 2008 as exhibit 21.1)
23.1	Consent of Ernst & Young LLP
23.2	Consent of Dr. Roger Steininger, Ph.D., CPG, of Reno, NV
23.3	Consent of John Danio, PE, of Denver, CO
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ John Key	Chief Executive Officer and Director	June 26, 2009
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 26, 2009
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ John Key	Chief Executive Officer	June 26, 2009
and Director
(Principal Executive Officer)

/s/ Michael K. Longinotti	Chief Financial Officer	June 26, 2009
(Principal Financial and
Accounting Officer)

/s/ Marvin Kaiser	Director	June 26, 2009

/s/ Donald W. Gentry	Director	June 26, 2009