Form 10-Q
period 2009-06-30
GRYPHON GOLD CORP
filed 2009-08-14
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of common shares outstanding at August 14, 2009: 62,069,565

GRYPHON GOLD CORPORATION
June 30, 2009

i

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at	As at
	June 30,	March 31,
	2009	2009
	$	$

ASSETS
Current
Cash	627,815	799,517
Held for trading securities	129,427	80,015
Accounts receivable	3,886	23,943
Current portion of note receivable [note 3]	10,250	-
Prepaid expenses	26,675	48,278
Total Current Assets	798,053	951,753
Equipment [note 5]	100,904	117,967
Mineral properties [note 4, 6 & 9]	6,339,590	6,401,929
Other assets [note 8]	446,679	446,679
Note receivable [note 3]	10,730	-
	7,695,956	7,918,328

LIABILITIES AND STOCKHOLDERS EQUITY
Current
Accounts payable and accrued liabilities	535,932	451,159
Canadian dollar warrants [note 2]	980	-
Convertible promissory note [note 9]	4,907,712	4,782,285
Total current liabilities	5,444,624	5,233,444

Commitments & contingencies [note 12]

Stockholders' equity
Common stock	62,070	61,957
Addition paid-in capital	35,471,666	38,397,746
Deficit accumulated during the exploration stage	(33,282,404)	(35,774,819)
Total stockholders' equity	2,251,332	2,684,884
	7,695,956	7,918,328

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US dollars)
(Unaudited)

	Three months	Three months	Period from
	ended	ended	April 24, 2003
	June 30,	June 30,	(inception) to
	2009	2008	June 30, 2009
	$	$	$

Exploration [note 7]	277,453	686,668	15,524,713
Management salaries and consulting fees [note 10[c] & 11]	95,764	328,026	8,776,319
General and administrative	56,342	149,072	3,296,081
Legal and audit	23,107	89,090	1,704,936
Travel and accommodation	4,914	27,935	1,030,573
Depreciation & amortization	11,153	16,882	219,955
Loss (gain) on disposal of equipment	(18,928)	(820)	5,624
Loss (gain) on disposal of mineral properties	(42,761)	-	259,515
Foreign exchange (gain) loss	(1,475)	(5,513)	21,891
Change in liability of warrants	(86,220)	-	(2,974,351)
Lease revenue	-	-	(23,598)
Interest income	(114)	(16,042)	(739,561)
Interest expense	135,843	130,169	982,582
Impairment of carrying value of exploration properties [note 4]	-	-	5,100,000
Loss for the period before the undernoted items	455,078	1,405,467	33,184,679

Unrealized (gain) loss on securities	(72,846)	33,439	(53,830)
Realized loss on sale of securities	13,484	-	151,555
Net loss for the period	(395,716)	(1,438,906)	(33,282,404)
Basic and diluted loss per share	(0.01)	(0.02)
Basic and diluted weighted average number of common shares outstanding	62,070,815	61,759,206

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(Stated in US dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,263,841)	—	(1,263,841)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	222,627	—	222,627
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,774,480	—	1,774,480
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(25,831,588)	(25,831,588)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Share issue costs	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	500,028	—	500,028
Fair value of vested stock grants [notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,943,231)	(9,943,231)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
Shares issue cost	—	—	—	—	—
Fair value of options granted [note 10[c]]	—	—	49,250	—	49,250
Fair value of vested stock grants [notes 10 [a] &[d]]	112,500	113	—	—	113
Reclass of warrants to liability under EITF 07-5 [note 2]	—	—	(2,975,330)	2,888,131	(87,199)
Net loss for the period	—	—	—	(395,716)	(395,716)
Balance, June 30, 2009	62,069,565	62,070	35,471,666	(33,282,404)	2,251,332

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

	Three months	Three months	Period from
	ended	ended	April 24, 2003
	June 30,	June 30,	(inception) to
	2009	2008	June 30, 2009
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(395,716)	(1,438,906)	(33,282,404)
Items not involving cash:
Depreciation	11,153	16,882	219,955
(Gain) loss on disposal of equipment	(18,928)	(820)	5,624
Fair value of options, warrants and other non-cash compensation [note 10[a] and [d]]	49,364	103,051	3,220,249
Non-cash interest expense [note 9]	125,427	67,203	635,353
Loss on securities	13,484	-	151,555
Unrealized (gain) loss on sale of securities	(72,846)	33,439	(53,830)
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties [note 4]	-	-	5,100,000
Loss (gain) on disposal of mineral properties	(42,761)	`	259,515
Change in liability of options and warrants	(86,220)	-	(2,974,351)
Changes in non-cash working capital items:
Accounts receivable	21,077	(6,012)	(2,866)
Accounts payable and accrued liabilities	84,773	(335,709)	535,932
Prepaid expenses	21,603	30,111	(26,672)
Cash used in operating activities	(289,590)	(1,530,761)	(26,221,538)
INVESTING ACTIVITIES
Reclamation deposit	-	(13,801)	(160,777)
Purchase of equipment	(734)	(33,139)	(297,574)
Nevada Eagle acquisition and related non-compete agreement [note 4]	-	-	(3,068,340)
Mineral property expenditures [note 6]	-	(36,002)	(1,964,642)
Option payment to amend royalty	-	-	(285,902)
Mineral property lease payments received	55,100	68,000	661,605
Proceeds from sale of mineral properties	50,000	-	100,000
Proceeds from sales of held for trading securities	9,951	-	60,703
Proceeds from note receivable	2,000	-	2,000
Proceeds from sale of equipment	1,571	-	16,403
Cash provided by investing activities	117,888	(14,942)	(4,936,524)
FINANCING ACTIVITIES
Capital lease principal payments	-	(3,454)	(53,523)
Cash received for shares	-	-	34,607,555
Share issue costs	-	(9,246)	(3,157,280)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	-	(12,700)	31,785,877

Increase (decrease) in cash during the period	(171,702)	(1,558,403)	627,815
Cash, beginning of period	799,517	4,196,394	-
Cash, end of period	627,815	2,637,991	627,815

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of certain mineral properties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has a accumulated deficit of $33,282,404 and at June 30, 2009 has cash on hand of $627,815. The cash on hand is expected to last the Company approximately six months based on current expenditure levels, scheduled payments and expected collections of property lease payments for Nevada Eagle properties.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

BASIS OF PRESENTATION

These interim unaudited consolidated financial statements were prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements applied on a consistent basis. These interim financial statements follow the same significant accounting policies and methods of application as those disclosed in Note 2 to the Company’s audited consolidated financial statements as at and for the year ended March 31, 2009 (the “Annual Financial Statements”), except as disclosed below under New Policies Adopted. Accordingly, they do not include all disclosures required for annual financial statements. These interim unaudited consolidated financial statements and notes thereon should be read in conjunction with the Annual Financial Statements.

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

2.

BASIS OF PRESENTATION (cont’d)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at March 31, 2009 is:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)
$ 129,427	$128,977	450	$—

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of SFAS 160 did not have a material impact on its financial position or results of operations.

2.

BASIS OF PRESENTATION (cont’d)

NEW POLICIES ADOPTED (cont’d)

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. SFAS 141® may have an impact on the Company’s consolidated financial statements , but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The provisions of FAS 161 are only related to disclosure of derivative and hedging activities, and the adoption of FAS 161 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of EITF 00-19,

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock. EITF 07-5 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded. During the three months ended June 30, 2009, the liability was reduced by $86,220, and the value of the warrants was $980 at the end of the reporting period.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion (Including Partial Cash Settlement).

FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years The adoption of FSP APB 14-1 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.FAS165 is effective for our fiscal year commencing April 1, 2009. The adoption of FAS 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

2.

BASIS OF PRESENTATION (cont’d)

NEW POLICIES ADOPTED (cont’d)

During the second quarter of 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active

  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence

  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable

  Applies to all fair value measurements when appropriate

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FAS157-4 had no impact on the company’s consolidated operating results, financial position, or cash flows.

During the second quarter of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

  Changes existing guidance for determining whether an impairment is other than temporary to debt securities.

  Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.

  Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.

  Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses.

  Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income.

  When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other- temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The adoption of FAS 115-2 and FAS 124-2 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

2.

BASIS OF PRESENTATION (cont’d)

NEW POLICIES ADOPTED (cont’d)

During the second quarter of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The adoption of FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

RECLASSIFICATION

Certain comparative figures have been reclassified to conform to the current year presentation

3.

NOTE RECEIVABLE

During the quarter ended June 30, 2009, the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with FAS 13, the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Two lease payments were received during the quarter ended June 30, 2009. The current portion of the note receivable totals $10,250 and the remaining due is $10,730.

4.

NEVADA EAGLE RESOURCES LLC

On August 21, 2007 Gryphon Gold Corporation closed the acquisition of Nevada Eagle Resources LLC, a privately held Nevada limited liability company (“Nevada Eagle’). Under the Purchase Agreement, the Company acquired all of the outstanding limited liability company interests of Nevada Eagle for the following consideration:

(a)	$2,500,000 in cash:
(b)	4,500,000 shares of common stock of the Company valued at $3,449,418; and
(c)	a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”) with an issue date of August 21, 2007 and a fair value of $4,272,359 [note 9].

Allocation of Purchase Price

Mineral properties	$10,719,209
Non-competition agreement	70,908
$10,790,117

Subsequent to the purchase of NER, the value for exploration properties declined as evidenced by lower publically quoted stock values for gold exploration companies. As the decline in value is an indicator of impairment, an impairment test was performed for the quarter ended September 30, 2008. The Company also determined that undiscounted cash flows were not likely to recover the carrying values of the properties.

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

4.

NEVADA EAGLE RESOURCES LLC (cont’d)

To measure for impairment, the Company updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties [note 6] and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008.

On June 30, 2009 the same parameters based on June 30, 2009 parameters, were inputted into the valuation model and it was determined that the values were not lower than the September 30, 2008 impairment; therefore, no additional impairment was recorded at June 30, 2009.

5.

EQUIPMENT

	June 30, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	187,453	116,192	71,261
Trucks	64,097	34,454	29,643
Total	251,550	150,646	100,904

	March 31, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,730	111,799	85,931
Trucks	64,097	32,061	32,036
Total	261,827	143,860	117,967

6.

MINERAL PROPERITES

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(386,700)
Lease payments received (shares)	(13,130)
Disposal of exploration properties	(424,374)
Expenditures during the period	61,151
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property costs, March 31, 2009	6,401,929
Lease payments received (cash)	(55,100)
Disposal of exploration properties	(7,239)
Mineral property costs, June 30, 2009	6,339,950

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

6.

MINERAL PROPERITES (cont’d)

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000 and an additional $35,903 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can be extended for an additional six months for a payment of $125,000. Effective August 21, 2007, the Company purchased all the rights and interests of Nevada Eagle, as described in note 4. $10,719,209 of the purchase price was allocated to the value of the exploration properties acquired.

7.

EXPLORATION

			Period from
			April 24, 2003
	Three months ended	Three months ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	458	285,500	7,132,111
Property maintenance	120,576	137,246	3,120,290
Geologic and assay	910	35,036	2,034,020
Project management	-	68,101	1,607,228
Engineering	154,759	130,492	1,268,547
Metallurgy	-	17,990	331,210
Subtotal Borealis property	276,703	674,365	15,493,406
Other exploration	750	12,303	31,306
Total exploration	277,453	686,668	15,524,712

8.

OTHER ASSETS

	June 30,	March 31,
	2009	2009
	$	$
Reclamation bond & deposits	160,777	160,777
Option to amend Borealis Property mining lease	285,902	285,902
	446,679	446,679

On June 30, 2009 the Company had $133,600 (March 31, 2009 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At June 30, 2009 the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its general property activities completed to June 30, 2009.

During the year ended March 31, 2009 three payments totalling $285,902 were made to enter into an option to amend the royalty terms of the Borealis Property mining lease from a floating rate to a fixed rate. The option expires August 22, 2009 and can be extended for six months for a payment of $125,000. On August 7, 2009, an amendment to the option agreement was entered into by the Company and the Borealis partners. The amendment allows for a portion of the $125,000 extension payment to be made in common shares of the Company at the Company’s option.

9.

CONVERTIBLE PROMISSORY NOTE

	June 30,	March 31,
	2009	2009
	$	$
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to June 30, 2009, totalled $509,152.	4,907,712	4,782,285

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at March 31, 2009 or June 30, 2009. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue. Interest and discount accretion of $63,242 and $72,511, for the three months ended June 30, 2009, has been recorded as interest expense in the unaudited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company [note 4].

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

On April 1, 2009, the Company issued 112,500 common shares to a former director (retired April 8, 2009). The issuance was provided under a transition agreement.

10.

CAPITAL STOCK (cont’d)

[b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$

Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(5,340,580)	—
Warrants outstanding, March 31, 2009	9,486,500	357,727
Warrants outstanding, June 30, 2009	9,486,500	357,727

10.

CAPITAL STOCK (cont’d)

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2009:

	Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,000,000	0.1	Cdn$1.25	August 3, 2009**
3,254,000	0.4	Cdn$1.25	November 22, 2009**
1,050,000	0.4	Cdn$1.25	November 27, 2009**
182,500	0.5	Cdn$1.25	December 14, 2009**
9,486,500	0.7	$1.07*
* Based on the June 30, 2009 exchange rate of Cdn$1 equals US$08598. **See note 13

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

[c] Stock Options

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months
	ended	ended
	June 30, 2009	June 30, 2008
	$	$
Management salaries, exploration expense & consulting fees	49,364	103,051

Stock option activity

The following table summarizes the Company’s stock option activity for the year ended June 30, 2009:

	Number of	Weighted Average
	Stock Options	exercise price
Outstanding, April 1, 2009	4,642,000	$0.52*
Total outstanding at June 30, 2009	4,642,000	$0.52*
Vested and exercisable at June 30, 2009	4,095,750	$0.54*
* Based on the June 30, 2009 exchange rate of Cdn$1 equals US$08598.

10.

CAPITAL STOCK (cont’d)

The following table summarizes information about stock options outstanding as at June 30, 2009:

Stock Options Outstanding and Exercisable
			Average Remaining
Stock Options	Average Remaining	Stock Options	Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
825,000	0.7	825,000	0.7	$0.75
95,000	1.4	95,000	1.4	Cdn$0.85
20,000	1.7	20,000	1.7	Cdn$1.37
395,000	1.8	395,000	1.8	Cdn$1.37
20,000	1.8	20,000	1.8	Cdn$1.37
30,000	1.9	30,000	1.9	Cdn$1.60
50,000	2.1	50,000	2.1	Cdn$1.29
50,000	2.3	50,000	2.3	Cdn$1.34
90,000	2.5	90,000	2.5	Cdn$0.81
20,000	2.6	20,000	2.6	Cdn$0.88
125,000	2.7	125,000	2.7	Cdn$0.80
20,000	2.9	20,000	2.9	Cdn$0.95
85,000	3.2	63,750	3.2	Cdn$0.90
47,000	3.3	47,000	3.3	Cdn$0.88
150,000	3.6	75,000	3.6	Cdn$0.62
20,000	3.8	20,000	3.8	Cdn$0.43
300,000	3.8	300,000	3.8	Cdn$0.41
62,500	4.0	62,500	4.0	Cdn$0.40
362,500	4.0	362,500	4.0	Cdn$0.38
750,000	4.1	337,500	4.1	Cdn$0.41
200,000	4.2	200,000	4.2	Cdn$0.28
150,000	4.2	150,000	2.2	Cdn$0.26
150,000	4.4	112,500	4.4	Cdn$0.07
275,000	4.4	275,000	4.4	Cdn$0.07
250,000	4.4	250,000	4.4	Cdn$0.26
100,000	4.7	100,000	4.7	Cdn$0.28
4,642,000		4,095,750

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	51% - 80%	49% - 55%
Risk free interest rate	1.31% - 2.06%	1.79% - 4.63%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of the Company. The period of historical volatility is the same period as the expected life of the option being 3 years.

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

On April 1, 2009, 112,500 RSU’s vested for a former director.

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the service period. The grant date fair value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about restricted stock units outstanding as at June 30, 2009:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average Fair
					Value at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77
Outstanding at June 30, 2009	808,670	665,920	142,750	—	—

11.

RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below: In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. During the quarter ended June, 2009 the consultants were paid $4,900 and $10,110.

12.

COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,590, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property.

[b] The Company rents office space in Vancouver, BC for a 5 year term, commencing Sept 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2010	46,872
2011	52,596
2012	53,981
2013	53,981
2014	22,492

12.

COMMITMENTS & CONTINGENCIES (cont’d)

The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $61,815, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at quarter ended June 30, 2009.

13.

SUBSEQUENT EVENTS

On July 22, 2009, the Company extended and repriced 9,486,500 outstanding warrants. The table below summarizes information on the extension and repricing:

Original issue date	Amended expiry date	Amended exercise price (CDN$)

August 3, 2007	December 31, 2009	$0.18 until September 20, 2009 and $0.40 from September 21, 2009 to December 31, 2009

November 22, 2007	December 31, 2009	$0.18 until September 20, 2009 and $0.40 from September 21, 2009 to December 31, 2009

November 27, 2007	December 31, 2009	$0.18 until September 20, 2009 and $0.40 from September 21, 2009 to December 31, 2009

December 14, 2007	December 31, 2009	$0.18 until September 20, 2009 and $0.40 from September 21, 2009 to December 31, 2009

On August 1, 2009 the Board appointed Terence J. Cryan to the Board of Directors.

On August 7, 2009, the Company entered into an amendment to the option agreement to amend the terms of the Borealis Lease. The option expires on August 22, 2009 and may be extended by six months by the Company in consideration of $125,000, all of which may be paid in common stock of the Company at it’s option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including, but not limited to our annual report on Form 10KSB as filed on July 8, 2008. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview:

In May 2005 we initiated a drilling program. As of June 30, 2009, approximately 203 holes and 142,220 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

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

During September 2008, we released the independent Preliminary Assessment (“PA”) on the development of an oxide heap leach mine. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The PA is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

There was no exploration drilling completed during the three months ended June 30, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of June 30, 2009, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

On July 15, 2009, we announced the completion and results of our Pre-Feasibility Study for the development of the Borealis property. The full technical report is expected to be posted on SEDAR and submitted to the SEC on Form 8K within 45 days of the announcement.

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 40 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the previous six months, and his primary focus has been overseeing the completion the Preliminary Assessment on the Borealis heap leach mine and advancing the project towards production.

Mr. Key’s employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker entered into a consulting agreement with the Company that became effective in September 2008. Under the agreement, he was eligible to receive 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of the agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly payments of $12,500. A consulting agreement was entered into on December 12, 2008 and Mr. Ker received Cdn$50,000 on January 1, 2009 for full settlement on consulting agreement.

Effective August 5, 2008, we entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000. The option period is twelve months and extendable for another six months for an additional $35,000, which was paid on August 12, 2009. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. On August 7, 2009 the Company entered into an amendment to the option agreement, which permits the Company to extend the term by six months in consideration for $125,000 payable in part by issuing common stock.

Fiscal 2010 Plan of Operations

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

We recognize that additional resources are required to enable us continue operations. Our objective is to raise additional funds through debt and/or equity financing, selling certain exploration properties, and continue leasing exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

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

We intend to continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations and obtaining necessary permits for the construction of the leach pad.

It is our intention to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. We will continue to actively manage the portfolio of leases with the objective of obtaining cash flow from them.

On April 2, 2009 we sold an exploration property held by Nevada Eagle Resources for $50,000. We anticipate that we will sell certain other properties. The ability to sell as well as the payment terms and amount of proceeds we may receive is likely to be impacted by the general condition of the gold exploration industry.

The following activities are currently planned for the duration of fiscal 2010:

  Obtain financing necessary to begin the Borealis Oxide Heap Leach mine project.

  Begin construction and bring the Borealis resource into production with-in six months of receiving financing and board approval to proceed..

  Execute a drill program to expand the oxide resource within the permitted footprint of the Borealis project.

  Execute a drill program on the three anomalies defined in the pediments of the Borealis property for the purpose of potentially discovering additional oxide and sulphide resources.

  Raise additional capital as required to fund our exploration, development and working capital requirements.

  Continue to stake and lease or joint venture out Nevada Eagle properties

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, we had a net loss of $395,716 or $0.01 per share compared to a net loss of $1,438,906 or $0.02 per share in the same period in the prior year. Cash spending on all areas of our operations decreased as a result of our efforts to conserve cash.

Exploration expenses during the quarter ended June 30, 2009 were $277,453 or 63% of our total expenses compared to $686,668 or 47% of total expenses in the prior year. Most of the exploration costs recognized in the current quarter were for completing all ongoing property lease payments and costs for the pre-feasibility study being performed by Telesto Nevada Inc. No exploration drilling was completed during the quarter ended June 30, 2009 nor in the prior year’s comparable quarter.

Management salaries and consulting fees in the quarter ended June 30, 2009 were $95,764, compared to $328,026 incurred in the quarter ended June 30, 2008. Total non-cash compensation expense due to the recognition of costs related to stock options, was $49,364 in the quarter ended June 30, 2009 compared to the prior year’s fiscal first quarter of $103,051. Management salaries and consulting fees during the quarter decreased due to the reduction in the number of staff to one full-time and two part-time employees, and the majority of all consulting contracts being cancelled. General and administrative costs decreased to $56,342 compared to $149,072 the prior year’s quarter as a result of our efforts to reduce spending. These efforts included subleasing or releasing excess office space in Reno and Vancouver. Legal and audit fees for the period were $23,107, a decrease from the prior year’s quarter of $89,090. These costs decreased due to reduced activity. Travel and accommodation costs during the quarter ended June 30, 2009 were $4,914, compared to $27,935 expended on travel in the prior year’s comparable quarter. The decrease in travel and entertainment cost is due to a significant reduction of travel during the quarter.

Interest income earned on cash deposits was $114 for the quarter ended June 30, 2009, compared to $16,042 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year’s comparable quarter and the lower interest rates received on deposits during the current year’s first fiscal quarter. Interest expense on the 5% note payable incurred to purchase Nevada Eagle Resources totaled $135,843 of which $75,512 was non-cash accreted interest.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During the quarter ended June 30, 2009, we sold a number of these securities and received $9,951 in proceeds and recorded a realized loss of $13,484. This realized loss was partially offset by unrealized losses recorded in prior reporting periods as we reduced the carrying value of the securities to their quoted market value.

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

Our objective is to preserve our rights to the Borealis property under the existing terms of the property lease. We will also work with the USFS to maintain our permits under the Plan of Operations. These steps are intended to preserve the existing value of the Borealis property for our shareholders.

We intend to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties provide a cash and liquidity for us, and therefore we intend to continue to actively manage the portfolio of leases. Certain of these non-core properties may be sold outright. During the quarter ended June 30, 2009 we sold an unleased mineral property held by Nevada Eagle Resources for $50,000.

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital.

At June 30, 2009, we had working capital of negative $4,646,571, and excluding our note payable, positive working capital of $261,141 with an average cash expenditure rate of $72,000 per month in a typical month based on our current level of business activity. This level of activity is subject to change based upon future events. Current assets consisted of $627,815 in cash, $129,427 in securities held for trading, $3,886 in accounts receivable, and $10,250 in the note receivable and $26,675 in prepaid expenses. We had $535,932 in accounts payable and accrued liabilities at June 30, 1009, a note payable of $4,907,712, and $980 in a reclass of warrants to liability under EITF 07-5.

During 2008 and early 2009 there was severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has resulted in greater volatility in the equity markets, increased credit losses and tighter credit conditions. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

We expect our reliance on equity financings to continue into the future, and therefore a continuation of these conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due the market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we have taken steps to reduce our rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation rates, terminating other employees and temporarily suspending certain development work on the Borealis property, including engineering work. We have also reduced discretionary spending, including sub-leasing our Vancouver, British Columbia office and reducing the size of our rented office in Reno.

We recognize that additional resources are required to enable us continue operations. Our objective is to raise additional funds through debt and/or equity financing, selling certain exploration properties, and continue leasing exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

Our current working capital is $261,141, excluding the note payable of $4,907,712 due on March 30, 2010, with an average cash expenditure rate of $72,000 per month in a typical month based on the current number of employees we have. We do not have sufficient working capital for the next twelve months. We will attempt to raise capital in one or more financings, which may include equity offerings, joint ventures, sales of exploration properties or other asset sales. This expenditure rate is subject to change based upon future events. The average burn rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5% or the cost to exercise the option to reduce the balance of the note payable to the Baughman’s. The average burn rate does not include expected lease payments from third parties for Nevada Eagle properties.

During the quarter ended June 30, 2009, we used cash in operating activities of $289,590 which included our net loss during the quarter of $395,716 off-set by depreciation of $11,153, non-cash compensation of $49,364, non-cash interest expense of $125,427, unrealized gain of $72,846 and a $13,484 realized loss on the valuation of marketable securities, gain on disposal of equipment $18,928, a gain on sale of mineral property of $42,761, a change in the liability of options of warrants of $86,220 and changes in non-cash working capital of a $21,077 decrease in accounts receivable, a $84,773 increase in accounts payable and a $21,602 decrease in prepaid expenses.

We generated cash from investing activities of $117,888 including $55,100 in cash payments from the leasing of exploration properties, $1,571 from sale of equipment, $9,951 from the sale of securities, $2,000 from the payments on the note receivable, $50,000 from the sale of a mineral property and $734 in purchase of equipment. We did not use or receive any cash from financing activities in the quarter ended June 30, 2009. Cash decreased during the period by $171,702 to $627,815 as at June 30, 2009.

Updated share capital as of August 14, 2009:
Basic Common Stock Issued and Outstanding	62,069,565
Warrants, Options and other Convertible Securities	14,278,500
Fully Diluted Common Stock	76,348,065

On July 22, 2009, we extended and repriced 9,486,500 outstanding warrants to amend the exercise price to $0.18 through September 20, 2009 and to $0.40 from September 21, 2009 through December 31, 2009. We cannot assure you that any of these warrants will be exercised.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimation of forfeitures is reviewed on a quarterly basis.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600, which is disclosed further in Note 8 of the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of SFAS 160 did not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. SFAS 141® may have an impact on the Company’s consolidated financial statements , but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The provisions of FAS 161 are only related to disclosure of derivative and hedging activities, and the adoption of FAS 161 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of EITF 00-19,

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock. EITF 07-5 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded. During the three months ended June 30, 2009, the liability was reduced by $86,220, and the value of the warrants was $980 at the end of the reporting period.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion (Including Partial Cash Settlement).

FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years The adoption of FSP APB 14-1 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.FAS165 is effective for our fiscal year commencing April 1, 2009. The adoption of FAS 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active
  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence
  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable
  Applies to all fair value measurements when appropriate

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FAS157-4 had no impact on the company’s consolidated operating results, financial position, or cash flows.

During the second quarter of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

  Changes existing guidance for determining whether an impairment is other than temporary to debt securities.

  Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.

  Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.

  Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses.

  Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income.

  When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other- temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The adoption of FAS 115-2 and FAS 124-2 had no impact on the Company’s consolidated operating results, financial position, or cash flows During the second quarter of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The adoption of FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated operating results, financial position, or cash flows Certain comparative figures have been reclassified to conform to the current year presentation.

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

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,907,712 due March 10, 2010. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of June 30, 2009, we had the following non-cancelable contractual obligations:

		Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	220,922	51,696	106,248	62,978	-
Operating Lease Obligation (2)	9,000	9,000	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

The Vancouver office has been sub-leased commencing February 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. $65,587, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at year ended March 31, 2009.

(2)Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2010 and payments of $900 per month.

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), John L. Key, and Chief Financial Officer (“CFO”), Michael Longinotti, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

This includes the Borealis Property, as our lease, which includes claims covering the principal deposits, states that after January 24, 2009 (twelve years from the effective date of the lease) we must be engaged in active mining, development or processing to automatically extend the term of the lease. If 365 consecutive days elapses during which no mining or development or processing is conducted, we are subject to not having the term of the lease extended. Development is defined to mean work or construction in preparation for mining or processing a proven or possible reserve, including further exploration of development drilling of such a reserve. We currently are in the process of completing a pre-feasibility study, which is part of the development process. If we do not perform any qualifying development activities within a 365-day period, we are subject to losing our lease rights in the Borealis Property. Without additional financing in the future, we may not be able to continue our development process and we may lose the lease to the Borealis Property. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In the past year, there has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has resulted in greater volatility, increased credit losses and tighter credit conditions.

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

At June 30, 2009, we had working capital of negative $4,646,571, and excluding our note payable, positive working capital of $261,141 with an average cash expenditure rate of $72,000 per month in a typical month based on the one full time and two part time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $627,815 in cash, $129,427 in securities held for trading, $3,886 in accounts receivable, and $10,250 in the note receivable and $26,675 in prepaid expenses. We had $535,932 in accounts payable and accrued liabilities at June 30, 1009, a note payable of $4,907,712, and $980 in a reclass of warrants to liability under EITF 07-5.

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

Risks related to Nevada Eagle properties

We acquired approximately 54 exploration properties with the acquisition of Nevada Eagle Resources LLC. Approximately 25 of these properties are leased out to other exploration companies. We cannot provide any assurance that any reserves or successful mining operations will be established on any of these properties. We cannot give assurance that the existing parties currently performing exploration on the leased properties will continue with their exploration efforts. In addition, management’s expectations of the significance of the Nevada Eagle properties; the Nevada Eagle prospects, including mineralization estimates, projections, exploration and value; our planned exploration and drilling programs; or our expectations with respect to future property acquisition, diversification of our property base and Mr. Baughman’s addition to the Gryphon Gold management team will prove accurate or increase shareholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009 we did not offer or sell unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, and no securities repurchases occurred during the three months ended June 30, 2009.

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

10.14*	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008(Previously filed as Exhibit 10.2 to Form 8-K filed on July 21, 2008)
10.15*	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008(Previously filed as Exhibit 10.3 to Form 8-K filed on July 21, 2008)
10.16*	Option to Restructure Debt Agreement between the Registrant and Nevada Eagle Resources, dated August 5, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on August 13, 2008)
10.17*	Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008 (Previously filed as Exhibit 99.1 to Form 8-K filed on October 23, 2008)
10.18*	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008
10.19*	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008
10.20*	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on November 14, 2008)
10.21*	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008 (Previously filed as Exhibit 10.9 to Form 10-Q filed on November 14, 2008)
14.1*	Code of Business Conduct and Ethics (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 14.1)
21.1*	Table of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2	Consent of Dr. Roger Steininger, Ph.D., CPG, of Reno, NV
23.3	Consent of John Danio, PE, of Denver, CO
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date:	August 14, 2009

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date:	August 14, 2009