Form 10-Q
period 2009-09-30
GRYPHON GOLD CORP
filed 2009-11-13
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of common shares outstanding at November 12, 2009: 70,197,405

GRYPHON GOLD CORPORATION

September 30, 2009

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Unaudited Interim Consolidated Financial Statements as of	2
September 30, 2009

Unaudited Consolidated Balance Sheet as of September 30, 2009
and Audited Consolidated Balance Sheet as of March 31, 2009	2

Unaudited Consolidated Statements of Operations for the
three and six months ended September 30, 2009 and 2008	3

Unaudited Consolidated Statements of Stockholders’ Equity	4

Unaudited Consolidated Statements of Cash Flows for the
three and six months ended September 30, 2009 and 2008	5

Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	34

Item 4.	Submission of Matters to a Vote of Security Holders.	34

Item 5.	Other Information.	35

Item 6.	Exhibits.	36

SIGNATURES	37

i

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)

(Unaudited)

	As at September 30, 2009	As at March 31, 2009

	$	$

ASSETS
Current
Cash	972,123	799,517
Held for trading securities	140,340	80,015
Accounts receivable	8,590	23,943
Current portion of note receivable [note 3]	11,346	-
Prepaid expenses	14,806	48,278
Total Current Assets	1,147,205	951,753
Equipment [note 5]	89,954	117,967
Mineral properties [note 4, 6 & 9]	6,195,705	6,401,929
Other assets [note 8]	623,075	446,679
Note receivable (less current portion) [note 3]	6,885	-
	8,062,824	7,918,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	787,877	451,159
Canadian dollar warrants [note 10[b]]	42,560	-
Convertible promissory note [note 9]	4,982,948	4,782,285
Total current liabilities	5,813,385	5,233,444

Commitments & contingencies [note 12]

Stockholders' equity
Common stock	70,197	61,957
Addition paid-in capital	37,123,016	38,397,746
Deficit accumulated during the exploration stage	(34,943,774)	(35,774,819)
Total stockholders' equity	2,249,439	2,684,884
	8,062,824	7,918,328

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US dollars)

(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008	Period from April 24, 2003 (inception) to September 30, 2009
	$	$	$	$	$

Exploration [note 7]	679,648	594,651	957,101	1,281,319	16,204,361
Management salaries and consulting fees [note 10[c] & 11]	153,448	659,367	249,212	987,393	9,184,457
General and administrative	133,880	194,144	190,222	343,216	3,474,601
Legal and audit	120,757	67,000	143,864	156,090	1,825,693
Travel and accommodation	23,652	88,984	28,566	116,919	1,054,225
Depreciation & amortization	10,950	15,479	22,103	32,361	230,905
Loss (gain) on disposal of equipment	-	(2,354)	(18,928)	(3,174)	5,624
Loss on disposal of mineral properties	101,314	-	58,553	-	360,829
Foreign exchange (gain) loss	(31,555)	22,427	(33,030)	16,914	(9,664)
Change in liability of warrants	340,910	-	254,690	-	(2,932,771)
Lease revenue	-	(22,598)	-	(22,598)	(23,598)
Interest income	(776)	(8,108)	(890)	(24,150)	(740,337)
Interest expense	140,056	132,189	275,898	262,358	1,122,638
Impairment of carrying value of exploration properties [note 4]	-	5,100,000	-	5,100,000	5,100,000
Loss for the period before the undernoted items	1,672,284	6,841,181	2,127,361	8,246,648	34,856,963

Unrealized gain on securities	(10,914)	(61,260)	(83,760)	(27,821)	(64,744)
Realized loss on sale of securities	-	136,891	13,484	136,891	151,555
Net loss for the period	(1,661,370)	(6,916,812)	(2,057,085)	(8,355,718)	(34,943,774)
Basic and diluted loss per share	(0.02)	(0.11)	(0.03)	(0.14)

Basic and diluted weighted average number of common shares outstanding	64,786,284	61,939,263	62,515,493	61,827,891

See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENT OF

STOCKHOLDERS' EQUITY

(Stated in US dollars)

(Unaudited)

	Common stock		Additional paid in capital #	Deficit accumulated during the exploration
	Shares #	Amount #		stage #	Total $

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,263,841)	—	(1,263,841)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	222,627	—	222,627
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,774,480	—	1,774,480
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(25,831,588)	(25,831,588)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Share issue costs	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	500,028	—	500,028
Fair value of vested stock grants notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,943,231)	(9,943,231)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
Shares issue cost	—	—	—	—	—
Fair value of options granted [note 10[c]]	—	—	72,079	—	72,079
Fair value of vested stock grants [notes 10 [a] &[d]]	112,500	113	(113)	—	-
Exercise of warrants	7,161,500	7,161	1,453,204	—	1,460,365
Mineral property option payment [note 8]	966,340	966	175,430	—	176,396
Reclass of warrants to liability [note 2 and 10[b]]	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,057,085)	(2,057,085)
Balance, September 30, 2009	70,197,405	70,197	37,123,016	(34,943,774)	2,249,439
See accompanying notes

Gryphon Gold Corporation

(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US dollars)

(Unaudited)

	Three months ended September 30, 2009 $	Three months ended September 30, 2008 $	Six months ended September 30, 2009 $	Six months ended September 30, 2008 $	Period from April 24, 2003 (inception) to September 30, 2009 $
OPERATING ACTIVITIES
Net loss for the period	(1,661,369)	(6,916,812)	(2,057,085)	(8,355,718)	(34,943,774)
Items not involving cash:
Depreciation	10,950	15,479	22,103	32,361	230,905
(Gain) loss on disposal of equipment	-	(2,354)	(18,928)	(3,174)	5,624
Fair value of options and other Non-cash compensation [note 10[c] and [d]]	22,715	288,631	72,079	391,682	3,242,964
Non-cash interest expense [note 9]	75,236	68,976	200,663	136,179	710,589
Loss on securities	-	136,891	13,484	136,891	151,555
Unrealized gain loss on sale of securities	(10,914)	(61,260)	(83,760)	(27,821)	(64,744)
Held for trading securities included in lease revenue	-	(9.598)	-	(9,598)	(9,598)
Impairment of carrying value of exploration properties [note 4]	-	5,100,000	-	5,100,000	5,100,000
Loss on disposal of mineral properties	101,314	`	58,553	`	360,829
Change in liability of warrants [note 10[a] and [b]]	341,659	-	255,439	-	(2,632,691)
Changes in non-cash working capital items
Accounts receivable	(5,704)	83,294	15,373	77,282	(7,570)
Accounts payable and accrued liabilities	251,945	173,605	336,718	(162,104)	787,877
Prepaid expenses	11,869	55,429	33,472	85,540	(14,804)
Cash used in operating activities	(862,299)	(1,067,719)	(1,151,889)	(2,598,480)	(27,021,962)
INVESTING ACTIVITIES
Reclamation deposit	-	-	-	(13,801)	(160,777)
Purchase of equipment	-	(12,059)	(734)	(45,198)	(297,574)
Nevada Eagle acquisition and related non-compete agreement [note 4]	-	-	-	-	(3,068,340)
Mineral property expenditures [note 6]	(9,079)	(277,373)	(9,079)	(313,375)	(2,034,597)
Option payment to amend royalty	-	-	-	-	(285,902)
Mineral property lease payments received	51,650	88,000	106,750	156,000	713,255
Proceeds from sale of mineral properties	-	-	50,000	-	100,000
Proceeds from sales of held for trading securities	-	37,766	9,951	37,766	60,704
Proceeds from note receivable	3,000	-	5,000	-	4,000
Proceeds from sale of equipment	-	3,349	1,571	3,349	16,403
Cash provided by investing activities	45,571	(160,317)	163,459	(175,259)	(4,952,828)
FINANCING ACTIVITIES
Capital lease principal payments	-	-	-	(3,454)	(53,523)
Cash received for shares	1,161,036	-	1,161,036	-	35,768,591
Share issue costs	-	-	-	(9,246)	(3,157,280)
Subscription receivables collected	-	-	-	-	389,125
Cash provided by financing activities	1,161,036	-	1,161,036	(12,700)	32,946,913

Increase (decrease) in cash during the period	344,308	(1,228,036)	172,606	(2,786,439)	972,123
Cash, beginning of period	627,815	2,637,991	799,517	4,196,394	-
Cash, end of period	972,123	1,409,955	972,123	1,409,955	972,123

See accompanying notes

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of certain mineral properties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has a accumulated deficit of $34,943,774 and at September 30, 2009 has cash on hand of $972,123. The cash on hand is expected to last the Company less than 12 months based on current expenditure levels, scheduled payments and expected collections of property lease payments for Nevada Eagle properties,

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NEW POLICIES ADOPTED

In September 2006, the FASB issued FSP FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.), “FairValue Measurements”. The objective of FASB ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820-10-55 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FASB ASC 820-10-55 are effective for fair value measurements made in

2.	BASIS OF PRESENTATION (cont'd)
NEW POLICIES ADOPTED (cont’d)

fiscal years beginning after November 15, 2007. The adoption of FASB ASC 820-10-55 did not have a material effect on the Company’s financial statements.

The Company measures its held for trading securities at fair value in accordance with FASB ASC 820-10-55. FASB ASC 820-10-55 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;
•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at September 30, 2009 is:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 140,340	$140,095	$245	$—

In February 2007, the FASB issued FSP FASB ASC 825-10-55 (Prior authoritative literature: FASB FSP 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB ASC 825-10-55”). FASB ASC 825-10-55 permits entities to choose to measure many financial instruments and certain other items at fair value, with theobjective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FASB ASC 825-10-55 are effective for the Company’s fiscal year beginning April 1, 2008. Effective April 1, 2008, the Company adopted FASB ASC 825-10-55, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FSP FASB ASC 810-10-55 (Prior authoritative literature: FASB FSP 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10-55 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of FASB ASC 810-10-55 did not have a material impact on its financial position or results of operations.

2.	BASIS OF PRESENTATION (cont'd)
NEW POLICIES ADOPTED (cont’d)

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB FSP 141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements , but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature, FASB Statement 161), “Disclosures about Derivative Instruments and Hedging Activities”. FASB ASC 815-10-15 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-20-25, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FASB ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of FASB ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of FASB ASC 815-10-15 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, the EITF reached consensus on FASB ASC 815-40-55, (Prior authoritative literatureEITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“FASB ASC 815-40-55”). FASB ASC 815-40-55 clarifies the determination of whether an instrument (or an embedded feature) is indexed to anentity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities). If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock,equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1,2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded. During the six months ended September 30, 2009, the liability was reduced by $44,640, and the value of the warrants was $42,560 at the end of the reporting period.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature APB 14-1, Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of FASB ASC 470-20-55, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years The adoption of FSP FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) (“FASB ASC 855-10-25”), which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its

2.	BASIS OF PRESENTATION (cont'd)
NEW POLICIES ADOPTED (cont’d)

financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. FASB ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of FASB ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2009, the FASB issued FASB Staff Position (FSP) FASB ASC 320-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active
•

Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable
•	Applies to all fair value measurements when appropriate

FASB ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. FASB ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FASB ASC 820-10-65 must also early adopt FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FASB ASC 820-10-65 had no impact on the company’s consolidated operating results, financial position, or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This FSP:

•	Changes existing guidance for determining whether an impairment is other than temporary to debt securities.
•

Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.

•	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.
•

Requires that an entity recognize non-credit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses.

•	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income.

2.	BASIS OF PRESENTATION (cont'd)
NEW POLICIES ADOPTED (cont’d)

•

When adopting FASB ASC 320-10-65, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FASB ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also FASB ASC 270-10-05 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

3.	NOTE RECEIVABLE

During the six months ended September 30, 2009, the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with FASB ASC 840-10-55 (Prior authoritative literature: FASB 13) the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Five lease payments were received during the six months ended September 30, 2009. The current portion of the note receivable totals $11,346 and the total receivable due is $18,231.

During the second quarter of 2009, the FASB issued FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) , This FSP amends FASB ASC 825-10-50 (Prior authoritative literature: FASB Statement 107, Disclosures About Fair Value of Financial Instruments), to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments),to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB ASC 825-10-50. FASB ASC 825-10-50 and FASB ASC 270-10-05 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FASB ASC 820-10-65 and FASB ASC 320-10-65. The adoption of FASB ASC 825-10-50 and FASB ASC 270-10-05 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), the FASB Accounting Standards Codification TM (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non- SEC accounting literature which will become non-authoritative.

FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) is effective for the Company’s 2009 third fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature:

3.	NOTE RECEIVABLE (cont'd)

FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

RECLASSIFICATION

Certain comparative figures have been reclassified to conform to the current year presentation.

During the six months ended September 30, 2009, the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with FASB ASC 840-10-55 (Prior authoritative literature: FASB 13) the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Five lease payments were received during the six months ended September 30, 2009. The current portion of the note receivable totals $11,346 and the total receivable due is $18,231.

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

The original purchase price allocation for the acquisition of the NER properties was based on a valuation model. The model was driven by three parameters;

1-	the value of an exploration property;
2-	the value of an acre of exploration property; and
3-	the value of an identified mineral resource on the property.

The value of each parameter was determined from recent similar acquisition transactions in the marketplace and the market values of a sample of publicly traded gold exploration companies.

To measure for impairment, the Company updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties [note 6] and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008. September 30, 2009 valuation parameters, reflecting market conditions as of that date, were input into the valuation

4.	NEVADA EAGLE RESOURCES LLC (cont'd)

model and it was determined that the values were not lower than the September 30, 2008 impairment; therefore, no additional impairment was recorded at September 30, 2009.

5.       EQUIPMENT

	September 30, 2009
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	187,453	124,749	62,704
Trucks	64,097	36,847	27,250
Total	251,550	161,596	89,954

	March 31, 2009
	Cost $	Accumulated Depreciation $	Net Book Value $
Office and lab equipment	197,730	111,799	85,931
Trucks	64,097	32,061	32,036
Total	261,827	143,860	117,967

6.	MINERAL PROPERITES

Total $
Mineral property costs, March 31, 2006 1,898,207	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 3]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(386,700)
Lease payments received (shares)	(13,130)
Disposal of exploration properties	(424,374)
Expenditures during the period	61,151
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property costs, March 31, 2009	6,401,929
Lease payments received (cash)	(106,750)
Expenditures during the period	9,079
Disposal of exploration properties	(108,553)
Mineral property costs, September 30, 2009	6,195,705

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

7.       EXPLORATION

Three months ended September 30, 2009		Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30,2008	Period from April 24, 2003 (inception) to June 30, 2009
$		$	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	280	116,709	738	402,208	7,132,392
Property maintenance	266,553	219,809	387,129	357,055	3,386,843
Geologic and assay	162,352	28,755	163,262	63,791	2,196,372
Project management	126,112	86,645	126,112	154,749	1,733,340
Engineering	124,049	140,203	278,808	270,694	1,392,597
Metallurgy	—	2,382	—	20,371	331,210
Subtotal Borealis property	679,347	594,503	956,050	1,268,868	16,172,254
Other exploration	301	148	1,051	12,451	31,607
Total exploration	679,648	594,651	957,101	1,281,319	16,204,361

8.	OTHER ASSETS

	September 30, 2009 $	March 31, 2009 $
Reclamation bond & deposits	160,777	160,777
Option to amend Borealis Property mining lease	285,902	285,902
Fair value of shares issued to extend Borealis Option	176,396	—
	623,075	446,679

On September 30, 2009 the Company had $133,600 (March 31, 2009 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At September 30, 2009, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2008 – $5,600) representing future obligations related to its general property activities completed to September 30, 2009.

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000 and an additional $35,903 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009, the Company issued 966,340 common shares, with a fair market value of $176,396 as consideration for the six month extension of the option period.

9.	CONVERTIBLE PROMISSORY NOTE

September 30, 2009 $	March 31, 2009 $

Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to September 30, 2009, totalled $584,388.	4,982,948	4,782,285

9.	CONVERTIBLE PROMISSORY NOTE (cont’d)

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value is not considered to be significant, nor is it considered to be significant at March 31, 2009 or September 30, 2009. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359 at date of issue. Interest and discount accretion of $127,847 and $147,748, for the six months ended September 30, 2009, has been recorded as interest expense in the unaudited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company [note 4].

Effective August 5, 2008, the Company entered into an option agreement with Gerald W. Baughman and Fabiola Baughman to amend the $5 million face value note payable to them at a cost of $35,000. The option period was twelve months and was extended for another six months for an additional $35,000. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 common shares of the Company. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. The Company may exercise the option if the royalty on the Borealis property has been fixed at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

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

During the quarter ended September 30, 2009, the Company issued an aggregate of 7,161,500 common shares for gross proceeds of $1,161,036 on the exercise of 7,161,500 warrants, whose terms were amended on July 8, 2009. Each warrant had an amended exercise price of CDN$0.18.

During the quarter ended September 30, 2009, the Company issued 966,340 common shares with a fair market value of $176,396 to extend the option to fix the variable rate NSR royalty on the Borealis property for six months.

[b]	Warrants:

The following table contains information with respect to all warrants:

10.	CAPITAL STOCK (cont'd)

	Number of Warrants	Fair Value of Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for: Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(5,340,580)	—
Warrants outstanding, March 31, 2009	9,486,500	357,727
Exercised	(7,161,500)	(315,167)
Warrants outstanding, September 30, 2009	2,325,000	42,560

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2009:

10.	CAPITAL STOCK (cont'd)

Warrants Outstanding and Exercisable

Warrants #	Average Remaining Life Years #	Exercise Price	Expiry Date
2,325,000	0.3	Cdn$0.40	December 31, 2009

On July 8, 2009, the Company announced the extension of warrants and repricing. A total of 9,486,500 warrants were amended to expire December 31, 2009, and the exercise price was reduced to Cdn$0.18 if exercised by September 20, 2009 and Cdn$0.40 thereafter until December 31, 2009. On or before September 20, 2009 7,161,500 warrants were exercised. The remaining 2,325,000 warrants have a fair value of $42,560.

The fair value of agents’ and underwriters’ warrants issued during 2008, 2007 and 2006 has been estimated using the Black-Scholes Option Pricing Model based on the following assumptions: a risk-free interest rate of 1.16% to 5.21% as of the date of transaction; expected life of 1 to 3 years depending on their terms; an expected volatility of 48% to 171% (based on the average volatility of companies in the industry at date of issuance for period equivalent to the expected life); and no expectation for the payment of dividends.

[c]	Stock Options

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. FASB ASC 718-10- 55 (Prior authoritative literature: FASB Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months ended September 30, 2009 $	Three months ended September 30, 2008 $	Six months ended September 30, 2009 $	Six months ended September 30, 2008 $
Management salaries, exploration expense & consulting fees	22,715	288,631	72,079	391,682

Stock option activity

The following table summarizes the Company’s stock option activity for the six months ended September 30, 2009:

	Number of Stock Options	Weighted Average exercise price
Outstanding, April 1, 2009	4,642,000	$0.52*
Granted	700,000	$0.21
Total outstanding at September 30, 2009	5,342,000	$0.51*
Vested and exercisable at September 30, 2009	4,467,000	$0.55*

* Based on the September 30, 2009 exchange rate of Cdn$1 equals US$0.9339.

The following table summarizes information about stock options outstanding as at September 30, 2009:

10.	CAPITAL STOCK (cont'd)

Stock Options Outstanding and Exercisable
Stock Options Outstanding	Average Remaining Life (Years)	Stock Options Exercisable	Average Remaining Life of Exercisable (Years)	Exercise price
825,000	0.4	825,000	0.4	$0.75
95,000	1.1	95,000	1.1	Cdn$0.85
20,000	1.4	20,000	1.4	Cdn$1.37
395,000	1.5	395,000	1.5	Cdn$1.37
20,000	1.5	20,000	1.5	Cdn$1.37
30,000	1.6	30,000	1.6	Cdn$1.60
50,000	1.8	50,000	1.8	Cdn$1.29
50,000	2.0	50,000	2.0	Cdn$1.34
90,000	2.2	90,000	2.2	Cdn$0.81
20,000	2.3	20,000	2.3	Cdn$0.88
125,000	2.4	125,000	2.4	Cdn$0.80
20,000 85,000	2.6 2.9	20,000 85,000	2.6 2.9	Cdn$0.95 Cdn$0.90
47,000	3.0	47,000	3.0	Cdn$0.88
150,000	3.3	75,000	3.3	Cdn$0.62
20,000	3.5	20,000	3.5	Cdn$0.43
300,000	3.5	300,000	3.5	Cdn$0.41
62,500	3.7	62,500	3.7	Cdn$0.40
362,500	3.7	362,500	3.7	Cdn$0.38
750,000	3.8	475,000	3.8	Cdn$0.41
200,000	3.9	200,000	3.9	Cdn$0.28
150,000	3.9	150,000	3.9	Cdn$0.26
150,000	4.1	150,000	4.1	Cdn$0.07
275,000	4.1	275,000	4.1	Cdn$0.07
250,000	4.1	250,000	4.1	Cdn$0.26
100,000	4.4	100,000	4.4	Cdn$0.28
150,000	4.9	37,500	4.9	$0.17
550,000	5.0	137,500	5.0	$0.22
5,342,000		4,467,000

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2009	2008

Dividend yield	0%	0%
Expected volatility	53% - 105%	49% - 55%
Risk free interest rate	1.55% - 2.79%	1.79% - 4.63%
Expected lives	3 years	3 years

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

10.	CAPITAL STOCK (cont'd)

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

There were no restricted stock units outstanding at September 30, 2009. The following table summarizes information about restricted stock units for the periods shown.:

	RSU’s Granted	RSU’s Vested	RSU’s Forfeited	RSU’s Outstanding	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77
Outstanding at September 30, 2009	808,670	665,920	142,750	—	—

11.	RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. During the six months ended September 30, 2009 the consultants were paid $16,395 and $19,695.

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

[b]        The Company rents office space in Vancouver, BC for a 5 year term, commencing Sept 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2010	28,076
2011	56,152
2012	58,635
2013	58,635
2014	24,431

12.	COMMITMENTS & CONTINGENCIES (cont'd)
The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at September 30, 2009, the Company as accrued $57,809, being the difference between the required lease payments and the estimated future sub-lease receipts.

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

Overview:

Borealis property:

In May 2005 we initiated a drilling program at our Borealis property. As of June 30, 2009, approximately 203 holes and 142,220 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

In April of 2008, we completed a CIM compliant, National Instrument 43-101 of the Canadian Securities Administrators ("NI 43-101") report that included all drilling results to date, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. On The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. The Report uses the terms "mineral resource," "measured mineral resource," "indicated

mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

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

On July 15, 2009, we announced the completion and results of our pre-feasibility study for the development of the Borealis property. On September 22, 2009, we filed our pre-feasibility study entitled "NI 43-101 Pre-Feasibility Study of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, Revised and Restated" dated September 17, 2009 (the "Pre-Feasibility Study") with securities regulatory authorities in Canada, pursuant to Canadian securities laws and the rules of Toronto Stock Exchange, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on September 22, 2009. The Pre-Feasibility Study uses the terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" as defined in accordance with NI 43-101. These definitions differ from the definitions in Guide 7. Under Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. The Pre-Feasibility Study also uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Other:

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 40 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the previous six months, and his primary focus has been overseeing the completion the Preliminary Assessment and Pre-Feasibility Study on the Borealis heap leach mine and advancing the project towards production.

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

On August 22, 2008, we entered into a 12 month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. On August 7, 2009 the Company entered into an amendment to the option agreement, and extended the term by six months by issuing 966,340 shares of common stock valued at $176,396.

During the quarter ended September 30, 2009, 7,161,500 warrants were exercised providing proceeds of $1,161,036.

On August 4, 2009 we added Mr. Terence J. Cryan as a board member. Mr. Cryan currently serves as the Managing Director of Concert Energy Partners, LLC and as President and CEO of Medical Acoustics LLC. Formerly Mr. Cryan has served as Senior Managing Director at Bear Stearns & Co. and as Managing Director at Paine Webber/Kidder Peabody.

Fiscal 2010 Plan of Operations

Our long-term plan is to focus on moving the Borealis property into production through the development of an oxide heap leach mine, produce a Scoping Study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis property.

During September of 2009, we released an independent Pre-Feasibility Study on the development of an oxide heap leach mine. We intend to take steps to finance the construction of the potential mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

We recognize that additional resources are required to enable us to continue operations. Our objective is to raise additional funds through convertible debt and/or equity financing, selling certain exploration properties, and continue leasing exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

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

We intend to continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations and obtaining necessary permits for the construction of the leach pad. On September 17, 2009 we announced that negotiations were underway for the price and construction schedule for a turnkey Absorption, Desorption and Recovery plant. Bid packages have been issued for the construction of the initial heap-leach pad, and approval of final design of the leach pad has been obtained from the state of Nevada. We began installing a second water well during the quarter ended September 30, 2009, and it is expected to be completed in November 2009.

It is our intention to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. We will continue to actively manage the portfolio of leases with the objective of obtaining cash flow from them.

On April 2, 2009 we sold an exploration property held by Nevada Eagle Resources for $50,000. On July 9, 2009 we entered into a lease agreement with Newmont Mining Corporation for the Hole in the Wall property located on the south eastern extent of the Lovelock-/Austin Mineral Belt. The lease agreement requires Newmont to pay royalty payments of $15,000 at time of signing and escalating to $25,000 per year in year three. If the property is placed into production, Newmont must pay a variable rate net smelter return royalty. Half of the production royalty payments and any future NSR royalty payments must by shared with an individual who jointly holds the claims with us. We also entered into a letter of intent with an option to form a joint venture with High Desert Gold Corporation. Under the agreement High Desert Gold Corporation can earn a 60% interest in the gold Springs Property over five years by spending $1 million in exploration expenditures and payments to us totalling $190,000. We anticipate that we will sell certain other properties. The ability to sell as well as the payment terms and amount of proceeds we may receive is likely to be impacted by the general condition of the gold exploration industry.

We plan to continue our efforts to achieve the following objectives during the remainder of fiscal 2010:

•	Obtain financing necessary to begin the Borealis Oxide Heap Leach mine project.
•	Begin construction and bring the Borealis resource into production with-in six months of receiving financing and board approval to proceed, assuming weather does not affect the construction schedule.
•	Execute a drill program to expand the oxide resource within the permitted footprint of the Borealis project.

•	Execute a drill program on the three anomalies defined in the pediments of the Borealis property for the purpose of potentially discovering additional oxide and sulphide resources.
•	Raise additional capital as required to fund our exploration, development and working capital requirements.
•	Continue to stake and lease, joint venture out and sell Nevada Eagle properties.

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

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009, we had a net loss of $1,661,370 or $0.02 per share compared to a net loss of $6,916,812 or $0.11 per share in the same period in the prior year. The prior year’s loss included a $5,100,000 write-down in the carrying value of Nevada Eagle properties and the related non-competition agreement entered into at the time of acquisition. Cash spending in most areas of our operations decreased as a result of efforts to conserve cash except for costs incurred for the engineering design for the potential development of the Borealis mine.

Exploration expenses during the quarter ended September 30, 2009 were $679,648 or 41% of our net expenses compared to $594,651 or 9% of net expenses in the prior year (32% excluding the effect of the write-down of Nevada Eagle properties). Most of the exploration costs recognized in the current quarter were for completing all ongoing property lease payments and costs for the pre-feasibility study completed by Telesto Nevada Inc., certain detailed engineering work for the potential heap leach mine and the installation of a second water well was also commenced during the quarter. No exploration drilling was completed during the quarter ended September 30, 2009 nor in the prior year’s comparable quarter.

Management salaries and consulting fees in the quarter ended September 30, 2009 were $153,448, compared to $659,367 incurred in the quarter ended September 30, 2008. Total non-cash compensation expense due to the recognition of costs related to stock options, was $22,715 in the quarter ended September 30, 2009 compared to the prior year’s fiscal second quarter of $288,631. Management salaries and consulting fees during the quarter decreased due to the reduction in the number of staff to one full-time and two part-time employees. General and administrative costs decreased to $133,880 compared to $194,144 the prior year’s quarter because of our efforts to reduce spending. These efforts included subleasing or releasing excess office space in Reno and Vancouver. Legal and audit fees for the period were $120,757, an increase from the prior year’s quarter of $67,000 due to legal fees related to the completion of a Special Meeting of the Shareholders and legal costs related to the re-pricing of outstanding warrants. Travel and accommodation costs during the quarter ended September 30, 2009 were $23,652, compared to $88,984 expended on travel in the prior year’s comparable quarter. The decrease in travel and accommodation cost is due to a reduction of travel during the quarter. The claims for three exploration properties held by Nevada Eagle were released during the quarter because it was determined by management that the properties had nominal value and resulted in a non-cash loss of $101,314.

Certain warrants we have issued for the purchase of common shares have an exercise price stated in Canadian dollars which are classified as a liability and marked to market each quarter. We recorded a loss of $340,910 in the current quarter for the revaluation of outstanding warrants. The warrant exercise price was amended for 10,304,000 warrants during the quarter to Cdn$0.18 until September 20, 2009 and the Cdn$0.40 to December 31, 2009. The former exercise price was Cdn$1.25. 7,161,500 of the amended warrants were exercised during the quarter ended September 30, 2009 providing $1,161,036 in proceeds.

Interest income earned on cash deposits was $776 for the quarter ended September 30, 2009, compared to $8,108 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year’s comparable quarter and the lower interest rates received on deposits during the current year’s first fiscal quarter. Interest expense on the 5% note payable incurred to purchase Nevada Eagle Resources totaled $140,056 of which $75,236 was non-cash accreted interest.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During the quarter ended September 30, 2009, we did not sell any of the securities we hold. These securities went up in value during the quarter and we recorded a gain of $10,914 due to the change in their value.

Six months ended September 30, 2009 compared to six months ended September 30, 2008

For the six-month period ended September 30, 2009 we incurred a net loss of $2,057,085 or $0.03 per share compared to a net loss of $8,355,718 or $0.14 per share incurred during the same period in the prior year, as spending decreased on our exploration activities, management salaries and consulting fees, and general and administrative. The net loss in the prior year included a $5,100,000 non-cash impairment of the carrying value of Nevada Eagle exploration properties and the related non-competition agreement entered into at the time of acquisition.

Exploration expenses during the six-month period ended September 30, 2009 were $957,101 or 46% of our net expenses compared to $1,281,319 or 15% of net expenses in the prior year (39% excluding the effect of the write-down of Nevada Eagle properties). No exploration drilling was completed during the six months ended September 30, 2009 or in the prior year’s comparable period. The majority of exploration costs incurred during the six months ended September 30, 2009 were to complete a Pre-Feasibility Study for the development of an oxide heap leach gold mine on the Borealis property, the results of which have been posted on SEDAR. During the six months ended September 30, 2008, we completed a CIM compliant NI 43-101 resource report and in September 2008 we released the results of our Preliminary Assessment of the development of an oxide heap leach gold mine on the Borealis property. Much of the prior year’s expenses covered the completion of these two reports plus permitting efforts for exploration drilling in the pediment areas of the Borealis property.

Management salaries and consulting fees in the six months ended September 30, 2009 were $249,212 compared to $987,393 for the same period in the prior year. The decrease is due to the decrease in full-time employees and reduced consulting fees for investor relations activities. Total non-cash compensation costs included in the six months ended September 30, 2009 were $72,079 versus $391,682 in the prior year’s comparable period.

Legal and audit fees for the six month period decreased to $143,864 from $156,090 incurred in the prior year’s comparable period. Travel and accommodation during the six months ended September 30, 2009 was $28,566 compared to $116,919 reported in prior year six-month period ended September 30, 2008. The decrease resulted from less travel for investor relations activities and fewer trips to the Borealis property. General and administrative expenses were $190,222, versus $343,216 in the prior year’s comparable period. The decrease is due to reduced spending on investor relations, office rent and insurance.

Interest income earned on cash deposits decreased to $890 for the six months ended September 30, 2009, compared to $24,150 for the six months ended September 30, 2008, due to lower average cash balances during the six-month period. Interest expense during the six months ended September 30 2009 on the 5% note payable incurred to purchase Nevada Eagle Resources totaled $275,898 of which $200,663 was non-cash accreted interest versus $262,358 of interest expense including non-cash interest of $136,179 in the prior year’s comparable period.

Certain warrants we have issued for the purchase of common shares have an exercise price stated in Canadian dollars which are classified as a liability and marked to market each quarter. We recorded a loss of $254,690 for the revaluation of the warrants during the six months ended September 30, 2009.

During the six months ended September 30, 2009 we recognized a unrealized gain of $83,760 in the value of securities we hold for sale and realized a loss of $13,484 for securities actually sold.

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

Our objective is to preserve our rights to the Borealis property under the existing terms of the property lease. We also expect to continue to work with the USFS to maintain our permits under the Plan of Operations. These steps are intended to preserve the existing value of the Borealis property for our shareholders.

We intend to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties provide a cash and liquidity for us, and therefore we intend to continue to actively manage the portfolio of leases. Certain of these non-core properties may be sold outright. During the quarter ended June 30, 2009 we sold an unleased mineral property held by Nevada Eagle Resources for $50,000 and we received lease payments totalling 106,750 during the first six months of the current fiscal year.

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital.

At September 30, 2009, we had negative working capital of $4,666,180, and excluding our note payable, positive working capital of $316,768. Our level of spending activity is subject to change based upon future events, especially if we complete a financing to fund the construction of a heap leach mine on the Borealis property. Current assets consisted of $972,123 in cash, $140,340 in securities held for trading, $8,590 in accounts receivable, and $11,346 in the note receivable and $14,806 in prepaid expenses. We had $787,877 in accounts payable and accrued liabilities at September 30, 1009, a note payable of $4,982,948, and $42,560 due to outstanding warrants which must be recorded as a liability because they are denominated in Canadian dollars. The exercise price of these warrants is Cdn$0.40 and they expire December 31, 2009.

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

To preserve as much cash as possible and to ensure liquidity for the longest period possible, we have taken steps to reduce our rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation rates, terminating other employees and temporarily suspending certain development work on the Borealis property, including certain engineering work. We have also reduced general overhead spending, including sub-leasing our Vancouver, British Columbia office and reducing the size of our rented office in Reno.

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

Our current working capital is $316,768, excluding the note payable of $4,982,948 due on March 30, 2010, with an average cash expenditure rate of approximately $168,000 per month in a typical month based on the current number of employees we have and our current rate of development work on the Borealis property. We do not have sufficient working capital for the next twelve months. We will attempt to raise capital in one or more financings, which may include equity offerings, joint ventures, sales of exploration properties or other asset sales. This expenditure rate is subject to change based upon future events. The projected expenditure rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5% or the cost to exercise the option to reduce the balance of the note payable to the Baughman’s. The projected expenditure rate does not include expected lease payments from third parties for Nevada Eagle properties.

During the quarter ended September 30, 2009, we used cash in operating activities of $862,299 which included our net loss during the quarter of $1,661,369 off-set by depreciation of $10,950, non-cash compensation of $22,715, non-cash interest expense of $75,236, unrealized gain of $10,914 in the value of held for trading securities, a loss on the disposal of mineral properties of $101,314, a change in the liability of Canadian dollar denominated warrants of $341,659 and changes in non-cash working capital of a $5,704 increase in accounts receivable, a $251,945 increase in accounts payable and a $11,869 decrease in prepaid expenses.

During the quarter ended September 30, 2009 we generated cash from investing activities of $45,571 including $51,650 in cash payments from the leasing of exploration properties, $9,079 used for staking new mineral properties, and $3,000 from the payments on the note receivable. We received $1,161,036 from the exercise of Cdn$0.18 warrants during the quarter ended September 30, 2009. Cash increased during the quarter by $344,308 to $972,123 as at September 30, 2009.

Updated share capital as of November 12, 2009:

Basic Common Stock Issued and Outstanding	70,197,405
Warrants, Options and other Convertible Securities	7,667,000
Fully Diluted Common Stock	77,864,405

On July 22, 2009, we extended and repriced 9,486,500 outstanding warrants to amend the exercise price to Cdn$0.18 through September 20, 2009 and to Cdn$0.40 from September 21, 2009 through December 31, 2009. During the period ended September 30, 2009, 7,161,500 of these warrants were exercised at Cdn$0.18 providing cash of $1,161,036. We cannot assure you that the remainder of these warrants will be exercised.

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

Stock-based compensation

In December 2004, the FASB issued FASB ASC 718-10- 55 (Prior authoritative literature: FASB Statement 123, Share-Based Payment, amended by FASB 123(R)).  FASB ASC 718-10- 55 requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method.

Prior to March 31, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by FASB ASC 718-10- 55.  The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718-10- 55, using the modified-prospective-transition method.  The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%.  Estimation of forfeitures is reviewed on a quarterly basis.

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

In December 2007, the FASB issued FSP FASB ASC 810-10-55 (Prior authoritative literature: FASB FSP 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10-55 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of SFAS 160 did not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB FSP 141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements , but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature, FASB Statement 161), “Disclosures about Derivative Instruments and Hedging Activities”. FASB ASC 815-10-15 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities), and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FASB ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of FASB ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of FASB ASC 815-10-15 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, the EITF reached consensus on FASB ASC 815-40-55, (Prior authoritative literatureEITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to anentity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25, Accounting for Derivative Instruments and Hedging Activities. If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock,equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1,2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded. During the three months ended June 30, 2009, the liability was reduced by $86,220, and the value of the warrants was $980 at the end of the reporting period.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature APB 14-1, Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). (“FASB ASC 855-10-25”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. FASB ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of FASB ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active
•

Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable
•	Applies to all fair value measurements when appropriate

FASB ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. FASB ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FASB ASC 820-10-65 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FAS157-4 had no impact on the company’s consolidated operating results, financial position, or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The FASB ASC 320-10-65:

•	Changes existing guidance for determining whether an impairment is other than temporary to debt securities.
•

Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.

•	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired.

FAFFASB ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FASB ASC 820-10-65. The adoption of FASB ASC 820-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments). The FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) amends FASB ASC 825-10-50 (Prior authoritative literature: FASB Statement 107, Disclosures About Fair Value of Financial Instruments),to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FASB ASC 820-10-65 and FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments).. The adoption of FASB ASC 270-10-05 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

Certain comparative figures have been reclassified to conform to the current year presentation

Summary of any product research and development that the company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales unless we successfully finance the development of a heap leach mine on the Borealis property and approval is granted by our board of directors to begin construction.

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

Contractual Obligations

We make advance royalty payments of $9,590 per month to certain lease holders while exploration is proceeding on the Borealis Property. In addition, to maintain its existing claims on the Borealis property, we make payments totaling approximately $113,000 annually. These payments are contingent upon us maintaining an interest in the property. Through Nevada Eagle, we also make claim payments of approximately $108,000 annually. The definitive amount depends on the exact number of claims and the number of unleased properties.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $4,982,948 due March 10, 2010. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of September 30, 2009, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	225,929	56,152	116,028	53,749	-
Operating Lease Obligation (2)	6,300	6,300	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately Cdn$5,010 per month for the first 3 years and Cdn$5,232 per month for the remaining two years.

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

Subsequent to the end of the period covered by this report, due to the temporary, unexpected absence of our corporate secretary and treasurer for personal reasons, the segregation of duties between our Chief Financial Officer and the secretary and treasurer as part of our internal control over financial reporting were temporarily suspended. Our management expects that our corporate secretary and treasurer will return in the near future and that the temporary suspension does not necessitate a long-term change in our internal control over financial reporting.

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

Item 1A.	Risk Factors and Uncertainties.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2009 which was filed with Securities and Exchange Commission on June 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009, we issued 7,161,500 common shares on the exercise of common share purchase warrants for aggregate proceeds of Cdn$1,289,070. The common shares were issued upon exercise of the warrants to certain accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act, an exclusion from such registration requirements provided by Regulation S under the Securities Act and in each case pursuant to state and local securities laws and regulations.

No securities repurchases occurred during the three months ended September 30, 2009.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Results of Annual General Meeting of Shareholders

On September 3, 2009, Gryphon Gold Corporation held its annual general meeting of shareholders at Borden Ladner Gervais, 1200 Waterfront Centre, 200 Burrard Street, Vancouver, British Columbia V7X 1T2 at 2:00PM. Shareholders representing 28,436,385 shares or 45.81% of the shares authorized to vote (62,069,565) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors

The election of the Nominees to the Company’s Board to serve until the Company’s 2010 Annual Meeting of Shareholders or until successors are duly elected and qualified:

	Voted For	Withheld
John L. Key	28,343,236	93,159
Gerald W. Baughman	28,352,236	84,159
Marvin K. Kaiser	28,345,236	91,159

	Donald W. Gentry	28,352,236	84,159
	Terence J. Cryan	28,314,736	121,659

Proposal #2 To ratify the appointment of the Company’s Independent Registered Public Accounting Firm for the 2010 fiscal year	For	Against	Abstain
	28,402,712	7,659	26,024

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on July 27, 2009. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Results of Special Meeting of Shareholders

On October 8, 2009, Gryphon Gold Corporation held a special meeting of shareholders at Le Soliel Hotel, 567 Hornby Street, Vancouver, British Columbia, Canada V6C 2E8, beginning October 8, 2009, at 10:30 a.m. local time. Shareholders representing 27,977,444 shares or 41.17% of the shares authorized to vote (67,960,905) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Borealis Mine Project

To approve the Company’s proposed private placement financing, at the discretion of the Board, of convertible notes of approximately $27.5 million principal amount, which would result in the reservation for issuance upon conversion of the convertible notes and exercise of warrants of up to 144,100,000 shares of common stock to fund the construction of a gold mine on the Company’s Borealis gold property in Nevada

For	Against	Abstain
26,012,385	1,874,059	91,000

Proposal #2 – Articles Amendment

To approve an amendment to the Company’s articles of incorporation to increase the authorized capital of the Company from 150,000,000 shares of common stock to 250,000,000 shares of common stock

For	Against	Abstain
27,684,730	206,714	86,000

Proposal #3 – Option to Restructure Debt

To approve a reduction in the conversion price of the Company’s outstanding 5% $5 million principal amount Convertible Note, due March 30, 2010, dated August 21, 2007, as amended November 10, 2008, pursuant to an Option Agreement, dated August 5, 2008, made and entered into by the Company and Gerald W. Baughman and Fabiola Baughman as holders of the 5% $5 million principal amount Convertible Note

For	Against	Abstain
26,203,680	1,581,359	192,405

Proposal #4 – Option Share Increase To approve an increase in the number of shares of common stock available for the grant of options under the Company’s 2006 Omnibus Incentive Plan	For	Against	Abstain
	25,754,930	1,713,609	508,905

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on September 10, 2009. Proposals 1, 3 and 4 passed by votes of the shareholders present in person and in proxy. There were not a sufficient number of votes present at the special meeting to vote on Proposal 2, which requires the vote of 50% of the outstanding voting shares of the Company; therefore, Proposal 2 was adjourned until November 20, 2009. The continuation of the meeting will be held at 200 Burrard Street, Suite 1200, Waterfront Centre, Vancouver BC at 10:30 am.

Item 5.	Other Information.

None.

Item 6.	Exhibits
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date:	November 13, 2009

By:	/s/ Michael K. Longinotti
Michael K. Longinotti
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date:	November 13, 2009