Form 10-Q
period 2009-12-31
GRYPHON GOLD CORP
filed 2010-02-16
CIK 1262751

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐      No ☒

Number of common shares outstanding at February 10, 2010: 74,197,405

GRYPHON GOLD CORPORATION
December 31, 2009

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)
(Unaudited)

	As at	As at
	December 31,	March 31,
	2009	2009
	$	$
ASSETS
Current
Cash	442,008	799,517
Held for trading securities	160,810	80,015
Accounts receivable	12,122	23,943
Current portion of note receivable [note 3]	11,441	-
Prepaid expenses	32,704	48,278
Total Current Assets	659,085	951,753
Equipment [note 5]	79,201	117,967
Mineral properties [note 4 & 6]	6,010,583	6,401,929
Other assets [note 8]	571,679	446,679
Non-current portion of note receivable [note 3]	4,938	-
	7,325,486	7,918,328
LIABILITIES AND STOCKHOLDERS EQUITY
Current
Accounts payable and accrued liabilities	872,483	451,159
Convertible promissory note [note 9]	5,059,337	4,782,285
Total current liabilities	5,931,820	5,233,444
Commitments & contingencies [note 12]
Stockholders' equity [note 10]
Common stock	70,197	61,957
Additional paid-in capital	37,121,276	38,397,746
Deficit accumulated during the exploration stage	(35,797,807)	(35,774,819)
Total stockholders' equity	1,393,666	2,684,884
	7,325,486	7,918,328

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US dollars)
(Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

	$	$	$	$	$
Exploration [note 7]	250,001	141,667	1,207,102	1,422,985	16,454,362
Management salaries and consulting fees [note 10[c] & 11]	207,461	258,876	456,673	1,246,269	9,137,228
General and administrative	168,495	167,209	358,717	510,425	3,598,455
Legal and audit	72,689	52,077	216,553	208,167	1,898,382
Travel and accommodation	58,706	2,412	87,272	119,332	1,112,931
Depreciation & amortization	10,753	11,694	32,856	44,055	241,658
Loss (gain) on disposal of equipment	-	1,309	(18,928)	(1,865)	5,624
Loss on disposal of mineral properties	-	34,360	58,553	34,360	360,829
Foreign exchange (gain) loss	(7,739)	9,675	(40,769)	26,589	(17,403)
Loss (gain) on change in liability of warrants [note 10[b]]	(42,560)	-	212,130	-	(2,676,000)
Lease revenue	-	-		(22,598)	(23,598)
Interest income	(70)	(1,386)	(960)	(25,536)	(740,407)
Interest expense	141,190	133,129	417,088	395,487	1,263,827
Impairment of carrying value of exploration properties [note 4]	-	-	-	5,100,000	5,100,000
Loss for the period before the undernoted items	(858,926)	(811,022)	(2,986,287)	(8,246,648)	(35,715,890)
Unrealized (gain) loss on securities	(4,893)	7,496	(88,653)	(20,325)	(69,637)
Realized loss on sale of securities	-	-	13,484	136,891	151,555
Net loss for the period	(854,033)	(818,518)	(2,911,118)	(9,174,236)	(35,797,807)
Basic and diluted loss per share	(0.01)	(0.01)	(.05)	(0.15)
Basic and diluted weighted average number of common shares outstanding	70,197,405	61,957,065	64,582,997	61,796,947

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(Stated in US dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$
Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,263,841)	—	(1,263,841)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 10[b]]	—	—	222,627	—	222,627
Fair value of options granted to consultants [note 10[c]]	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO [note 10[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 10[c]]	—	—	1,774,480	—	1,774,480
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(25,831,588)	(25,831,588)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Share issue costs	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 10[c]]	—	—	500,028	—	500,028
Fair value of vested stock grants [notes 10 [a] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,943,231)	(9,943,231)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Fair value of options granted [note 10[c]]	—	—	121,622	—	121,622
Fair value of vested stock grants [notes 10 [a] &[d]]	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,161	1,453,204	—	1,460,365
Settlement of debt [notes 8 & 10[a]]	966,340	966	124,034	—	125,000
Reclassification of warrants to liability FASB ASC 815-40-55 [note 2]	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,911,118)	(2,911,118)
Balance, December 31, 2009	70,197,405	70,197	37,121,276	(35,797,807)	1,393,666

See accompanying notes

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

					Period from April
	Three months	Three months	Nine months	Nine months	24, 2003
	ended	ended	ended	ended	(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009
	$				$
OPERATING ACTIVITIES
Net loss for the period	(854,033)	(818,518)	(2,911,118)	(9,174,236)	(35,797,807)
Items not involving cash:
Depreciation	10,753	11,694	32,856	44,055	241,658
Loss (gain) loss on disposal of equipment	-	1,309	(18,928)	(1,865)	5,624
Fair value of options and other non-cash compensation [note 10[a]]	49,656	70,174	121,735	461,856	3,292,620
Non-cash interest expense [note 9]	76,389	143,321	277,052	279,500	786,978
Loss on securities	-	-	13,484	136,891	151,555
Unrealized (gain) loss on sale of securities	(4,893)	7,496	(88,653)	(20,325)	(69,637)
Held for trading securities included in lease revenue	-	-	-	(9,598)	(9,598)
Impairment of carrying value of exploration properties [note 4]	-	-	-	5,100,000	5,100,000
Loss on disposal of mineral properties	-	34,360	58,553	34,360	360,829
Loss (gain) on change in liability of warrants [note 10[b]]	(42,690)	-	212,749	-	(2,675,381)
Changes in non-cash working capital items:
Accounts receivable	(3,552)	(3,276)	11,821	74,006	(12,122)
Accounts payable and accrued liabilities	84,606	24,326	421,324	(137,778)	872,483
Prepaid expenses	(17,897)	(21,067)	15,575	64,473	(32,701)
Cash used in operating activities	(701,661)	(550,181)	(1,853,550)	(3,148,661)	(27,785,499)
INVESTING ACTIVITIES
Reclamation deposit	-	-	-	(13,801)	(160,777)
Purchase of equipment	-	-	(734)	(45,198)	(297,574)
Nevada Eagle acquisition and related non-compete agreement [note 4]	-	-	-	-	(3,068,340)
Mineral property expenditures [note 6]	(15,254)	(2,499)	(24,333)	(313,375)	(1,988,975)
Option payment to amend royalty [note 8]	-	-	-	-	(285,902)
Mineral property lease payments received [note 6]	184,800	102,500	291,550	258,500	898,055
Proceeds from sale of mineral properties	-	50,000	50,000	50,000	100,000
Proceeds from sales of held for trading securities	-	-	9,951	37,766	60,704
Proceeds from note receivable	2,000	-	7,000	-	7,000
Proceeds from sale of equipment	-	4,902	1,571	8,251	16,403
Cash provided by investing activities	171,546	154,904	335,005	(20,355)	(4,719,406)
FINANCING ACTIVITIES
Capital lease principal payments	-	-	-	(3,454)	(53,523)
Cash received for shares	-	-	1,161,036	-	35,768,591
Share issue costs	-	-	-	(9,246)	(3,157,280)
Subscription receivables collected	-	-	-	-	389,125
Cash provided by financing activities	-	-	1,161,036	(12,700)	32,946,913
Increase (decrease) in cash during the period	(530,115)	(1,228,036)	(357,509)	(3,181,716)	442,008
Cash, beginning of period	972,123	2,637,991	799,517	4,196,394	-
Cash, end of period	442,008	1,409,955	442,008	1,014,678	442,008

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of certain mineral properties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $35,797,635 and at December 31, 2009 has cash on hand of $442,008. Please see subsequent events [note 13].The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NEW POLICIES ADOPTED

In September 2006, the FASB issued FSP FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.), “Fair Value Measurements”. The objective of FASB ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820-10-55 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FASB ASC 820-10-55 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of FASB ASC 820-10-55 did not have a material effect on the Company’s financial statements.

NEW POLICIES ADOPTED (cont’d)

The Company measures it’s held for trading securities at fair value in accordance with FASB ASC 820-10-55. FASB ASC 820-10-55 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the held for trading securities using the following inputs at December 31, 2009 is:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)
$160,810	$158,420	$2,390	$—

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

In December 2007, the FASB issued FSP FASB ASC 810-10-55 (Prior authoritative literature: FASB FSP 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10-55 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of FASB ASC 810-10-55 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB FSP 141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

NEW POLICIES ADOPTED (cont’d)

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

In June 2008, the EITF reached consensus on FASB ASC 815-40-55 (Prior authoritative literature EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock) (“FASB ASC 815-40-55”). FASB ASC 815-40-55 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities). If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded. During the nine months ended December 31, 2009, the liability was reduced by $87,200, and the value of the warrants was nil at the end of the reporting period as the warrants were exercised or expired.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of FASB ASC 470-20-55, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

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
  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.
  Applies to all fair value measurements when appropriate.

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

During the second quarter of 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC Topic 320-10"). For debt securities, the "ability and intent to hold" provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).The "probability" standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC Topic 320-10-65-1 in the first quarter of 2009.FASB ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. We adopted this standard effective June 30, 2009, and it did not have a material impact on our financial position and results of operations.

2. NEW POLICIES ADOPTED (cont’d)

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

FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) did not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

RECLASSIFICATION

Certain comparative figures have been reclassified to conform to the current year presentation.

3. NOTE RECEIVABLE

During the nine months ended December 31, 2009, the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with FASB ASC 840-10-55 (Prior authoritative literature: FASB Statement 13) the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Seven lease payments were received during the nine months ended December 31, 2009. The current portion of the note receivable totals $11,441 and the total receivable due is $16,379.

4. NEVADA EAGLE RESOURCES LLC

On August 21, 2007 Gryphon Gold Corporation closed the acquisition of Nevada Eagle Resources LLC; a privately held Nevada limited liability company (“Nevada Eagle’). Under the Purchase Agreement, the Company acquired all of the outstanding limited liability company interests of Nevada Eagle for the following consideration:

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

4. NEVADA EAGLE RESOURCES LLC (cont’d)

To measure for impairment, the Company updated the valuation parameters that were utilized for the purchase price allocation. The updated parameters were input into the valuation model. It was determined that the Nevada Eagle exploration properties [note 6] and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008. On December 31, 2009, the same parameters were inputted into the valuation model and it was determined that the values were not lower than their carrying value; therefore, no additional impairment was recorded at December 31, 2009.

5. EQUIPMENT

	December 31, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$
Office and lab equipment	187,453	133,109	54,344
Trucks	64,097	39,240	24,857
Total	251,550	172,349	79,201

	March 31, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$
Office and lab equipment	197,730	111,799	85,931
Trucks	64,097	32,061	32,036
Total	261,827	143,860	117,967

6. MINERAL PROPERTIES

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Nevada Eagle acquisition [note 4]	10,719,209
Lease payments received (cash)	(245,805)
Lease payments received (shares & warrants)	(193,030)
Expenditures during the period	9,119
Mineral property costs, March 31, 2008	12,209,864
Lease payments received (cash)	(386,700)
Lease payments received (shares)	(13,130)
Disposal of exploration properties	(424,374)
Expenditures during the period	61,151
Impairment of carrying value of exploration properties [note 3]	(5,044,883)
Mineral property costs, March 31, 2009	6,401,929
Lease payments received (cash)	(291,550)
Lease payments received (shares)	(15,576)
Expenditures during the period	24,333
Disposal of exploration properties	(108,553)
Mineral property costs, December 31, 2009	6,010,583

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

7. EXPLORATION

			Nine	Nine	Period from
	Three months	Three months	months	months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	December	December	December	December	December 31,
	31, 2009	31, 2008	31, 2009	31,2008	2009
	$	$	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	49,569	21,083	212,832	423,291	7,344,485
Property maintenance	68,712	42,711	455,841	399,766	3,455,556
Geologic and assay	172	955	910	64,787	2,034,020
Project management	67,695	50,137	193,807	204,883	1,801,035
Engineering	63,175	12,401	341,982	283,096	1,455,772
Metallurgy	-	14,002	-	34,373	331,209
Subtotal Borealis property	249,323	141,329	1,205,372	1,410,196	16,422,077
Other exploration	678	338	1,730	12,789	32,285
Total exploration	250,001	141,667	1,207,102	1,422,985	16,454,362

8. OTHER ASSETS

	December	March 31,
	31, 2009	2009
	$	$
Reclamation bond & deposits	160,777	160,777
Option to amend Borealis Property mining lease	285,902	285,902
Fair value of shares issued to extend Borealis Option	125,000	-
	571,679	446,679

On December 31, 2009 the Company had $133,600 (March 31, 2009 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At December 31, 2009, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2009 – $5,600) representing future obligations related to its general property activities completed to December 31, 2009.

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009 the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,339 shares.

9. CONVERTIBLE PROMISSORY NOTE

	December	March
	31, 2009	31, 2009
	$	$
Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st. Discount accretion for the period from August 21, 2007 (date of issue) to December 31, 2009, totalled $660,777.	5,059,337	4,782,285

9. CONVERTIBLE PROMISSORY NOTE (cont’d)

Gryphon Gold issued a Convertible Promissory Note to the former owner of Nevada Eagle with a face amount of $5,000,000, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note is convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder may demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of default acceleration feature is considered an embedded derivative however its issue date fair value was not considered to be significant, nor is it considered to be significant at March 31, 2009 or December 31, 2009. The conversion feature does not require bifurcation in the financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion are never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359. Interest and discount accretion of $192,451 and $224,136, for the nine months ended December 31, 2009, has been recorded as interest expense in the unaudited consolidated income statement. The former owner of Nevada Eagle is also an employee of the Company [note 4].

Effective August 5, 2008, the Company entered into an option agreement with Gerald W. Baughman and Fabiola Baughman (the “Debt holders”) to amend the $5 million face value note payable to them at a cost of $35,000. The option period was twelve months and was extended for another six months at a cost of $35,000.

On February 5, 2010, the Company exercised the option through payment of $500,000 in the form of a promissory note, due February 19, 2010, and issuance of 4,000,000 common shares of the Company. Upon exercise of the option, the note payable was reduced to $2.5 million and the maturity date was extended from March 30, 2010 to March 30, 2012. Additionally, the conversion rate of the remaining $2.5 million note payable was amended to $0.80 per common share until March 30, 2010, $0.90 per common share until March 30, 2011 and $1.00 per common share until March 30, 2012. The $2.5 million note is secured by certain exploration properties.

In the agreement dated February 5, 2010 the Debt holders agreed to a waiver of the conditions precedent to the exercise by the Company of its rights under the option. As consideration for the waiver, the Company agreed, subject to required approvals, to the issuance of 1,500,000 common shares of the Company and the reduction of the conversion price of the $2.5 million note payable to $0.60 per common share until March 30, 2010, $0.70 per common share until March 30, 2011 and $0.80 per common share until March 30, 2012. In the event required approvals of the Company’s shareholders and of the Toronto Stock Exchange are not obtained by August 22, 2010, the Company will issue the Debt holders two 12-month interest bearing (5% per annum) promissory notes in the amounts of $300,000 and $100,000, respectively.

On November 10, 2008, the 5% convertible promissory note was amended so that cash interest payments shall be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of the previous amounts. The unpaid interest will be added to the principal balance of the note, compounded monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

10. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On April 1, 2009, the Company issued 112,500 common shares to a former director (retired April 8, 2009) due to the vesting of RSU’s granted in the prior year. The issuance was provided under a transition agreement.

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

[b]	Warrants:

The following table contains information with respect to all warrants:

	Number of Warrants	Fair Value of Warrants
	#	$
Warrants outstanding, March 31, 2004	—	—
Issued for:
Private placements	3,407,981	—
Agents’ compensation	141,008	45,100
Exercised	—	—
Warrants outstanding, March 31, 2005	3,548,989	45,100
Issued for:
Private placements	3,015,204	—
Agents’ compensation on private placement	130,000	35,100
Initial Public Offering (IPO) – Series A	6,900,000	—
Underwriters’ compensation on IPO	690,000	135,100
Private placements – Series B	2,737,500	—
Agents’ compensation on private placement – Series C	280,500	76,540
Exercised	(197,500)	—
Warrants outstanding, March 31, 2006	17,104,693	291,840
Issued for:
Private placements – Series D	64,500	—
Private placements – Series E	5,000,000	—
Agents’ compensation on private placement – Series F	85,050	11,397
Exercised	(1,658,275)	—
Expired	(15,175,410)	—
Warrants outstanding, March 31, 2007	5,420,558	303,237
Issued for:
Private placements – Series G	5,000,000	—
Private placements – Series I	4,486,500	—
Agents’ compensation on private placement – Series H	265,050	44,040
Agents’ compensation on private placement – Series J	89,530	10,450
Exercised	(130,000)	—
Expired	(290,558)	—
Forfeited	(14,000)	—
Warrants outstanding, March 31, 2008	14,827,080	357,727
Expired	(5,340,580)	—
Warrants outstanding, March 31, 2009	9,486,500	357,727
Exercised	(7,161,500)	(315,167)
Expired	(2,325,000)	(42,560)
Warrants outstanding, December 31, 2009	—	—

10. CAPITAL STOCK (cont’d)

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

On July 8, 2009, the Company announced the extension of warrants and repricing. 9,486,500 warrants were amended to expire December 31, 2009, and the exercise price was reduced to Cdn$0.18 if exercised by September 20, 2009 and Cdn$0.40 thereafter until December 31, 2009. The warrants were revalued to their fair market value on the date of the repricing and extension, which resulted in a charge to operations of $290,050.

On or before September 20, 2009, 7,161,500 warrants were exercised. The exercised warrants were revalued to fair market value on the date of exercise resulting in a charge to operations of $79,630.

On December 31, 2009, the remainder of the Company’s Canadian dollar denominated warrants expired. Through the nine months ended December 31, 2009, the Company recognized a gain of $157,550 due to the revaluation of the warrants to their fair market value at each reporting period.

[c]	Stock Options

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. FASB ASC 718-10- 55 (Prior authoritative literature: FASB Statement 123(R)) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Nine months	Nine
	ended	ended	ended	months
	December 31,	December 31,	December	ended
	2009	2008	31, 2009	December
	$	$		$31, 2008
				$
Management salaries, exploration expense & consulting fees	49,656	70,174	121,735	461,856

Stock option activity

The following table summarizes the Company’s stock option activity for the nine months ended December 31, 2009:

	Number of	Weighted Average
	Stock	exercise price
	Options
Outstanding, April 1, 2009	4,642,000	$0.56	*
Granted	700,000	$0.21
Total outstanding at December 31, 2009	5,342,000	$0.52	*
Vested and exercisable at December 31, 2009	4,642,000	$0.55	*
* Based on the December 31, 2009 exchange rate of Cdn$1 equals US$0.95.

10. CAPITAL STOCK (cont’d)

The following table summarizes information about stock options outstanding as at December 31, 2009:

Stock Options Outstanding and Exercisable
			Average
Stock Options	Average Remaining	Stock Options	Remaining Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
825,000	0.2	825,000	0.2	$0.75
95,000	0.9	95,000	0.9	Cdn$0.85
20,000	1.2	20,000	1.2	Cdn$1.37
395,000	1.3	395,000	1.3	Cdn$1.37
20,000	1.3	20,000	1.3	Cdn$1.37
30,000	1.4	30,000	1.4	Cdn$1.60
50,000	1.6	50,000	1.6	Cdn$1.29
50,000	1.8	50,000	1.8	Cdn$1.34
90,000	2.0	90,000	2.0	Cdn$0.81
20,000	2.1	20,000	2.1	Cdn$0.88
125,000	2.2	125,000	2.2	Cdn$0.80
20,000	2.4	20,000	2.4	Cdn$0.95
85,000	2.7	85,000	2.7	Cdn$0.90
47,000	2.8	47,000	2.8	Cdn$0.88
150,000	3.1	75,000	3.1	Cdn$0.62
20,000	3.2	20,000	3.2	Cdn$0.43
300,000	3.3	300,000	3.3	Cdn$0.41
62,500	3.5	62,500	3.5	Cdn$0.40
362,500	3.5	362,500	3.5	Cdn$0.38
750,000	3.6	475,000	3.6	Cdn$0.41
200,000	3.7	200,000	3.7	Cdn$0.28
150,000	3.7	150,000	3.7	Cdn$0.26
150,000	3.9	150,000	3.9	Cdn$0.07
275,000	3.9	275,000	3.9	Cdn$0.07
250,000	3.9	250,000	3.9	Cdn$0.26
100,000	4.2	100,000	4.2	Cdn$0.28
150,000	4.6	75,000	4.6	$0.17
550,000	4.7	275,000	4.7	$0.22
5,342,000		4,642,000

Valuation assumptions

Compensation expense recorded in the financial statements has been estimated using the Black-Scholes option pricing model. The assumptions used in the pricing model include:

	2009	2008
Dividend yield	0%	0%
Expected volatility	51% - 105%	49% - 55%
Risk free interest rate	1.31% - 2.06%	1.79% - 4.63%
Expected lives	3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 3 year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of the Company’s stock. The period of historical volatility is the same period as the expected life of the options being 3 years.

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

The following table summarizes information about restricted stock units outstanding as at December 31, 2009:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average
					Fair Value
					at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued May 1, 2007	10,000	—	10,000	—	—
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77
Outstanding at December 31, 200	808,670	665,920	142,750	—	—

11. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below:

In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. During the nine months ended December 31, 2009 the consultants were paid $32,585 and $36,852.

12. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,590, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property. The Lessor confirmed in a letter that the lease is valid and in full force and effect through December 31, 2009.

[b] The Company rents office space in Vancouver, BC for a 5 year term, commencing September 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2010	17,001
2011	58,105
2012	59,734
2013	59,734
2014	24,899

12. COMMITMENTS & CONTINGENCIES (cont’d)

The Vancouver office has been sub-leased commencing February 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised before October 31, 2010. If the option to terminate the Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at December 31, 2009, the Company has accrued $53,566, being the difference between the required lease payments and the estimated future sub-lease receipts.

13. SUBSEQUENT EVENTS

On January 6, 2010, Mr. R. William Wilson was appointed Chief Financial Officer.

On January 19, 2010, Mr. R. William Wilson was granted an option to acquire 100,000 shares of the Company’s shares, which vests 25% each quarter commencing March 31, 2010. The option is exercisable at $0.20 for a term of five years.

On January 22, 2010, the Company announced a proposed offering of units for sales at a price of CDN$0.17. Each unit will consist of one share of common stock and one-half (1/2) of a common stock purchase warrant. The warrants will be exercisable for a period of 24 months from date of issue at a price of US$0.25. The closing date of the offering is scheduled for February 18, 2010.

On February 5, 2010, the Company exercised its option to amend the $5,000,000 convertible promissory note [see Note 9].

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including, but not limited to our annual report on Form 10-K as filed on June 26, 2009. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Overview:

Borealis Property

In May 2005, we initiated a drilling program on our Borealis property in the State of Nevada (the “Borealis Property”). As of December 31, 2009, approximately 203 holes and 142,220 feet of reverse circulation drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

In April of 2008, we completed a CIM compliant, National Instrument 43-101 of the Canadian Securities Administrators ("NI 43-101") report (the “Technical Report”) that included all drilling results to date, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on our Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

During September 2008, we released the independent Preliminary Assessment (“PA”) on the development of an oxide heap leach mine on the Borealis Property. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis Property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the Borealis Property. The PA is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

There was no exploration drilling completed during the three months ended December 31, 2009 on the Borealis Property. As of December 31, 2009, approximately 203 holes and 142,220 feet of reverse circulation drilling had been completed on the Borealis Property. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

On July 15, 2009, we announced the completion and results of our pre-feasibility study for the development of the Borealis Property. On September 22, 2009, we filed our pre-feasibility study entitled "NI 43-101 Pre-Feasibility Study of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, Revised and Restated" dated September 17, 2009 (the "Pre-Feasibility Study") with securities regulatory authorities in Canada, pursuant to Canadian securities laws and the rules of Toronto Stock Exchange, and furnished it to the SEC as Exhibit 99.1 to the Company’s Form 8-K, filed on September 22, 2009. The report shows an average annual production of over 50,000 ounces a year gold-equivalent for five years, a initial construction cost of $14.8 million, including a $1million contingency and average life of mine cash operating cost of $476 per ounce of gold. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" as defined in accordance with NI 43-101. These definitions differ from the definitions in Guide 7. Under Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. The Pre-Feasibility Study also uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

On October 15, 2009, a water monitoring well was installed. Under our water rights permit for the Borealis Property, this well needed to be installed by December 31, 2009 in order to keep our permit active.

Administration and Capital Resource Activities

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 40 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the previous six months, and his primary focus has been overseeing the completion the Preliminary Assessment on the Borealis Property and advancing the project towards production.

Mr. Key’s employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008. Mr. Ker entered into a Transition Agreement (the “TA”) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 monthly beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker entered into a consulting agreement with the Company that became effective in September 2008. Under the agreement, he was eligible to receive 200,000 stock options and a success fee of 0.67% of any financing initiated during the term of the agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly payments of $12,500. A consulting agreement was entered into on December 12, 2008 and Mr. Ker received Cdn$50,000 on January 1, 2009 for full settlement of the consulting agreement.

Effective August 5, 2008, the Company entered into an option agreement with Gerald W. Baughman and Fabiola Baughman (the “Debt holders”) to amend the $5 million face value note payable to them at a cost of $35,000. The option period was twelve months and was extended for another six months at a cost of $35,000.

On February 5, 2010, the Company exercised the option through payment of $500,000 in the form of a promissory note, due February 19, 2010, and issuance of 4,000,000 common shares of the Company. Upon exercise of the option, the note payable was reduced to $2.5 million and the maturity date was extended from March 30, 2010 to March 30, 2012. Additionally, the conversion rate of the remaining $2.5 million note payable was amended to $0.80 per common share until March 30, 2010, $0.90 per common share until March 30, 2011 and $1.00 per common share until March 30, 2012. The $2.5 million note is secured by certain exploration properties.

In the agreement dated February 5, 2010 the Debt holders agreed to a waiver of the conditions precedent to the exercise by the Company of its rights under the option. As consideration for the waiver, the Company agreed, subject to required approvals, to the issuance of 1,500,000 common shares of the Company and the reduction of the conversion price of the $2.5 million note payable to $0.60 per common share until March 30, 2010, $0.70 per common share until March 30, 2011 and $0.80 per common share until March 30, 2012. In the event required approvals of the Company’s shareholders and of the Toronto Stock Exchange are not obtained by August 22, 2010, the Company will issue the Debt holders two 12-month interest bearing (5% per annum) promissory notes in the amounts of $300,000 and $100,000, respectively.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009, the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,339 shares of common stock.

Effective November 2008, our then Chief Executive Officer and VP Business Development became part time, and we terminated our Chief Financial Officer, VP Exploration, administrative assistant and Field Supervisor for the Borealis Property. The VP of Exploration entered into consulting agreements with us. Our then Chief Financial Officer entered into a consulting agreement with us at that time.

On August 4, 2009, we added Mr. Terence J. Cryan as a board member. Mr. Cryan currently serves as the Managing Director of Concert Energy Partners, LLC and as President and CEO of Medical Acoustics LLC. Formerly Mr. Cryan has served as Senior Managing Director at Bear Stearns & Co. and as Managing Director at Paine ‘Webber/Kidder Peabody.

On October 8, 2009, the Company held a special meeting of shareholders at Le Soliel Hotel, 567 Hornby Street, Vancouver, British Columbia, Canada V6C 2E8. Shareholders representing 27,977,444 shares or 41.17% of the shares authorized to vote (67,960,905) were present in person or by proxy, representing a quorum for the purposes of the special meeting. Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on September 10, 2009. For results of the special meeting see “Part II – Item 4. Submission of Matter to a Vote of Security Holders” below.

On November 20, 2009, at a special meeting of the shareholders of the Company, an amendment to the Company’s Articles of Incorporation (the “Amendment”) was approved. Pursuant to the Amendment, the authorized capital of the Company was increased from 150,000,000 shares of common stock to 250,000,0000 shares of common stock, effective upon filing of a Certificate of Amendment with the Secretary of State for the State of Nevada. On December 10, 2009, the Company filed a Certificate of Amendment with the Secretary of State for the State of Nevada to give effect to the Amendment.

On December 29, 2009 the Company’s Board of Directors formed a Special Committee of its independent Directors to examine and explore matters relating to potential business combination, strategic financing and other opportunities. The Special Committee has engaged Holland and Hart, LLP, Denver, Colorado, as counsel to the Special Committee.

On December 31, 2009, Mr. Michael K Longinotti resigned as Chief Financial Officer.

On January 6, 2010, the Registrant announce that R. William Wilson has been appointed a Chief Financial Officer of the Company. Mr. Wilson previously served as the Chief Financial Officer of El Capitan Precious Metals, Inc. from 2007 to 2009 and a director of that company from 2005 to 2009. He was also a principal in Two Dragons Group, LLC, a business development firm engaging in private equity and merger and acquisition transactions, from 2003 to 2005. From 1999 to 2003, Mr. Wilson served as the Chief Financial Officer of Pebble Technology, Inc., a private international middle market sales and manufacturing company From 1980 to 1999, Mr. Wilson’s merchant and commercial banking career included four years as the Executive Director of Drexel Oceania LLC, a specialized international merchant bank located in San Francisco, and fifteen years in domestic and international wholesale banking at Westpac Banking Corporation, Australia’s largest banking institution. He has worked extensively with public and private companies in North America, Asia and Australia in mining, financial services, real estate, health care, building materials, and the petrochemical industries. Mr. Wilson received a B.S. in Business Administration/Finance from the University of San Francisco in 1979.

No warrants of the Company were exercised in the quarter ended December 31, 2009.

Fiscal 2010 Plan of Operations

Borealis Property

Our long-term plan is to focus on moving the Borealis Property into production through the development of an oxide heap leach mine, produce a scoping study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis Property.

During September of 2009, we released the Pre-Feasibility Study on the development of an oxide heap leach mine. We intend to take steps to finance the construction of the potential mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

We recognize that additional resources are required to enable us to continue operations. Our objective is to raise additional funds through convertible debt and/or equity financing, joint venture arrangements, selling certain exploration properties, and continued leasing of exploration properties held by Nevada Eagle Resources or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

We intend to continue to take all steps necessary to preserve our rights to the Borealis Property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations for the Borealis Property and obtaining necessary permits for the construction of the leach pad.

On September 17, 2009 we announced that negotiations were underway for the price and construction schedule for a turnkey Absorption, Desorption and Recovery plant. Bid packages have been issued for the construction of the initial heap-leach pad and approval is expected shortly for the final heap-leach pad design.

Nevada Eagle Resources

It is our intention to continue to sell, lease and joint venture out the exploration properties held by Nevada Eagle Resources. We will continue to actively manage the portfolio of leases with the objective of obtaining cash flow from them.

On April 2, 2009, we sold an exploration property held by Nevada Eagle Resources for $50,000. On July 9, 2009 we entered into a lease agreement with Newmont Mining Corporation for the Hole in the Wall property located on the south eastern extent of the Lovelock-/Austin Mineral Belt. The lease agreement requires Newmont to pay royalty payments of $15,000 at time of signing and escalating to $25,000 per year in year three. If the property is placed into production, Newmont must pay a variable rate net smelter return royalty. Half of the production royalty payments and any future net smelter royalty payments must be shared with an individual who jointly holds the claims with us. We anticipate that we will sell certain other properties. The ability to sell as well as the payment terms and amount of proceeds we may receive is likely to be impacted by the general condition of the gold exploration industry.

Planned Activities

The following activities are currently planned for the balance of fiscal 2010:

  Obtain financing necessary to progress the Borealis Property oxide heap leach mine project.
  Execute a drill program to expand the oxide resource within the permitted footprint of the Borealis Property.
  Raise additional capital as required to fund our exploration, development and working capital requirements.
  Continue to stake and lease, joint venture out and sell Nevada Eagle Resources properties.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods. Property payments we received under lease or joint venture arrangements were recorded as a reduction in the carrying value of the property unless the carrying value of the property was at zero, in which case the payments were recognized as lease revenue in the Statement of Operations.

Three months ended December 31, 2009 compared to three months ended December 31, 2008

For the three months ended December 31, 2009, we had a net loss of $854,103 or $0.01 per share compared to a net loss of $818,518 or $0.01 per share in the same period in the prior year. Cash spending in most areas of our operations decreased as a result of efforts to conserve cash except for costs incurred for the engineering design for the potential development of the Borealis Property mine and costs incurred for travel relating to potential financing of the Borealis Property mine.

Exploration expenses during the quarter ended December 31, 2009 were $250,001 or 29% of our net expenses compared to $141,667 or 18% of net expenses in the prior year. Most of the exploration costs recognized in the current quarter were for completing all ongoing property lease payments and certain detailed engineering work for the potential Borealis Property heap leach mine and the installation of a second water well on the Borealis Property was also commenced during the quarter. No exploration drilling was completed during the quarter ended December 31, 2009 nor in the prior year’s comparable quarter.

Management salaries and consulting fees in the quarter ended December 31, 2009 were $207,461, compared to $258,876 incurred in the quarter ended December 31, 2008. Total non-cash compensation expense due to the recognition of costs related to stock options, was $49,656 in the quarter ended December 31, 2009 compared to the prior year’s fiscal third quarter of $70,174. Management salaries and consulting fees during the quarter decreased due to the reduction in the number of staff to one full-time and two part-time employees. General and administrative costs increased to $168,495 compared to $167,209 the prior year’s quarter. Legal and audit fees for the period were $72,689, an increase from the prior year’s quarter of $52,077 due to legal fees related to the completion of the special meetings of the shareholders on October 8, 2009 and November 20, 2009 and legal costs related to M&A activity of the Company. Travel and accommodation costs during the quarter ended December 31, 2009 were $58,706, compared to $2,412 expended on travel in the prior year’s comparable quarter. The increase in travel and accommodation cost is due primarily to the Company’s efforts to finance the Borealis Property mine.

Certain warrants we have issued for the purchase of common shares have an exercise price stated in Canadian dollars, which are classified as a liability and marked to market each quarter. We recorded a gain of 42,560 in the current quarter for the revaluation of outstanding warrants. The warrant exercise price was amended for 9,486,500 warrants during the second quarter to Cdn$0.18 until September 20, 2009 and the Cdn$0.40 to December 31, 2009. The former exercise price was Cdn$1.25. 7,161,500 of the amended warrants were exercised during the quarter ended September 30, 2009 providing $1,161,036 in proceeds. The remaining 2,325,000 outstanding warrants expired on December 31, 2009.

Interest income earned on cash deposits was $70 for the quarter ended December 31, 2009, compared to $1,386 in the prior year quarter and the decrease was due to reduced cash balances held on average through the current quarter versus the prior year’s comparable quarter and the lower interest rates received on deposits during the current year’s first fiscal quarter. Interest expense on the 5% note payable incurred to purchase Nevada Eagle Resources totalled $141,190 of which $76,389 was non-cash accreted interest.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle Resources exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During the quarter ended December 31, 2009, we did not sell any of the securities we hold. These securities went up in value during the quarter and we recorded a gain of $4,893 due to the change in their value.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008

For the nine-month period ended December 31, 2009 we incurred a net loss of $2,911,118 or $0.05 per share compared to a net loss of $9,174,236 or $0.15 per share incurred during the same period in the prior year, as spending decreased on our exploration activities, management salaries and consulting fees, and general and administrative. The net loss in the prior year included a $5,100,000 non-cash impairment of the carrying value of Nevada Eagle Resources exploration properties and the related non-competition agreement entered into at the time of acquisition.

Exploration expenses during the nine-month period ended December 31, 2009 were $1,207,102 or 42% of our net expenses compared to $1,422,985 or 15% of net expenses in the prior year (35% excluding the effect of the write-down of Nevada Eagle Resources properties). No exploration drilling was completed during the nine months ended December 31, 2009 or in the prior year’s comparable period. The majority of exploration costs incurred during the nine months ended December 31, 2009 were to complete the Pre-Feasibility Study for the development of an oxide heap leach gold mine on the Borealis Property. During the nine months ended December 31, 2008, we completed a CIM compliant NI 43-101 resource report, and in September 2008, we released the results of our Preliminary Assessment of the development of an oxide heap leach gold mine on the Borealis Property. Much of the prior year’s expenses covered the completion of these two reports plus permitting efforts for exploration drilling in the pediment areas of the Borealis Property.

Management salaries and consulting fees in the nine months ended December 31, 2009 were $456,673 compared to $1,246,269 for the same period in the prior year. The decrease is due to the decrease in full-time employees and reduced consulting fees for investor relations activities. Total non-cash compensation costs included in the nine months ended December 31, 2009 were $121,735 versus $461,856 in the prior year’s comparable period.

Legal and audit fees for the nine month period increased to $216,553 from $208,167 incurred in the prior year’s comparable period. Travel and accommodation during the nine months ended December 31, 2009 was $87,272 compared to $119,332 reported in prior year nine-month period ended December 31, 2008. The decrease resulted from less travel for investor relations activities and fewer trips to the Borealis Property. General and administrative expenses were $358,717, versus $510,425 in the prior year’s comparable period. The decrease is due to reduced spending on investor relations, office rent and insurance.

Interest income earned on cash deposits decreased to $960 for the nine months ended December 31, 2009, compared to $25,536 for the nine months ended December 31, 2008, due to lower average cash balances during the nine-month period. Interest expense during the nine months ended December 31, 2009 on the 5% note payable incurred to purchase Nevada Eagle Resources totaled $417,088 of which $227,052 was non-cash accreted interest versus $395,487 of interest expense including non-cash interest of $279,500 in the prior year’s comparable period.

Certain warrants we have issued for the purchase of common shares have an exercise price stated in Canadian dollars, which are classified as a liability and marked to market each quarter. We recorded a loss of $212,130 for the revaluation of the warrants during the nine months ended December 31, 2009.

During the nine months ended December 31, 2009, we recognized an unrealized gain of $88,653 in the value of securities we hold for sale and realized a loss of $13,484 for securities actually sold.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised from the sale of common stock from treasury and other equity securities. Our secondary source of liquidity is cash received through lease payments and sales of exploration properties, and the sale of shares received as lease payments on exploration properties.

Our objective is to preserve our rights to the Borealis Property under the existing terms of the property lease. We also expect to continue to work with the United States Forest Service to maintain our permits under the Plan of Operations for the Borealis Property. These steps are intended to preserve the existing value of the Borealis Property for our shareholders.

On November 10, 2008, we amended our 5% convertible note and ongoing cash interest payments will be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of their previous amounts. The unpaid interest will be added to the principal balance of the note, compound monthly at 5% and become due and payable at the due date of the note, March 30, 2010.

On July 22, 2009, we extended and repriced 9,486,500 outstanding warrants to amend the exercise price to Cdn$0.18 through September 20, 2009 and to Cdn$0.40 from September 21, 2009 through December 31, 2009. During the period ended September 30, 2009, 7,161,500 of these warrants were exercised at Cdn$0.18 providing cash of $1,161,036. The remaining 2,325,000 outstanding warrants were not exercised and expired on December 31, 2009.

At December 31, 2009, we had negative working capital of $5,272,735, and excluding our note payable, negative working capital of $213,398. Our level of spending activity is subject to change based upon future events, especially if we complete a financing to fund the construction of a heap leach mine on the Borealis Property. Current assets consisted of $442,008 in cash, $160,810 in securities held for trading, $12,122 in accounts receivable, and $11,441 in the note receivable and $32,704 in prepaid expenses. We had $872,488 in accounts payable and accrued liabilities at December 31, 2009, and a note payable of $5,059,337.

We do not have sufficient working capital for the next twelve months. Our current working capital is negative $213,398, excluding the note payable of $5,059,337 due on March 30, 2010, with an average cash expenditure rate of approximately $95,000 per month in a typical month based on the current number of employees we have and our current rate of development work on the Borealis property. We will attempt to raise capital in one or more financings, which may include equity offerings, joint ventures, sales of exploration properties or other asset sales. This expenditure rate is subject to change based upon future events. The projected expenditure rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5% or the cost to exercise the option to reduce the balance of the note payable to the Baughman’s. The projected expenditure rate does not include expected lease payments from third parties for Nevada Eagle properties.

During the quarter ended December 31, 2009, we used cash in operating activities of $701,661 which included our net loss during the quarter of $854,033 off-set by depreciation of $10,753, non-cash compensation of $49,656, non-cash interest expense of $76,389, unrealized gain of $4,893 in the value of held for trading securities, a change in the liability of Canadian dollar denominated warrants of $42,690 and changes in non-cash working capital of a $3,552 increase in accounts receivable, a $84,606 increase in accounts payable and a $17,897 increase in prepaid expenses.

During the quarter ended December 31, 2009 we generated cash from investing activities of $171,546 including $184,800 in cash payments from the leasing of exploration properties, $15,254 used for staking new mineral properties, and $2,000 from the payments on the note receivable.

We intend to continue to lease and joint venture out the exploration properties held by Nevada Eagle Resources. The leased properties provide cash and liquidity for us, and therefore we intend to continue to actively manage the portfolio of leases. Certain of these non-core properties may be sold outright. During the quarter ended June 30, 2009, we sold an unleased mineral property held by Nevada Eagle Resources for $50,000 and we received lease payments totaling $291,550 during the nine months ended December 31, 2009.

In the event we make the decision to construct and operate a gold heap leach mine on the Borealis Property, we will need to raise capital and will consider debt, equity or forms of joint venture to raise the required capital.

During 2008 and early 2009 there was severe deterioration in global credit and equity markets. This resulted in the need for government intervention in major banks, financial institutions and insurers and resulted in greater volatility in the equity markets, increased credit losses and tighter credit conditions. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it difficult for us to obtain or increase our cost of obtaining capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

Updated share capital as of February 10, 2010:
Basic Common Stock Issued and Outstanding	74,197,405
Options and other Convertible Securities	5,342,000
Fully Diluted Common Stock	79,539,405

Subsequent Events Affecting Liquidity

Effective August 5, 2008, the Company entered into an option agreement with Gerald W. Baughman and Fabiola Baughman (the “Debt holders”) to amend the $5 million face value note payable to them at a cost of $35,000. The option period was twelve months and was extended for another six months at a cost of $35,000.

On February 5, 2010, the Company exercised the option through payment of $500,000 in the form of a promissory note, due February 19, 2010, and issuance of 4,000,000 common shares of the Company. Upon exercise of the option, the note payable was reduced to $2.5 million and the maturity date was extended from March 30, 2010 to March 30, 2012. Additionally, the conversion rate of the remaining $2.5 million note payable was amended to $0.80 per common share until March 30, 2010, $0.90 per common share until March 30, 2011 and $1.00 per common share until March 30, 2012. The $2.5 million note is secured by certain exploration properties.

In the agreement dated February 5, 2010 the Debt holders agreed to a waiver of the conditions precedent to the exercise by the Company of its rights under the option. As consideration for the waiver, the Company agreed, subject to required approvals, to the issuance of 1,500,000 common shares of the Company and the reduction of the conversion price of the $2.5 million note payable to $0.60 per common share until March 30, 2010, $0.70 per common share until March 30, 2011 and $0.80 per common share until March 30, 2012. In the event required approvals of the Company’s shareholders and of the Toronto Stock Exchange are not obtained by August 22, 2010, the Company will issue the Debt holders two 12-month interest bearing (5% per annum) promissory notes in the amounts of $300,000 and $100,000, respectively.

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

Exploration of mineral property interests

We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including claims establishment) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value. We will also write down capitalized amounts to fair value if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.

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

Foreign currency translation

The United States dollar is our functional currency. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using average exchange rates; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise those amounts. Translation gains and losses are included in our determination of net income

Recent Accounting Pronouncements

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

In December 2007, the FASB issued FSP FASB ASC 810-10-55 (Prior authoritative literature: FASB FSP 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10-55 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of FASB ASC 810-10-55 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB FSP 141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

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

In June 2008, the EITF reached consensus on FASB ASC 815-40-55 (Prior authoritative literature EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock) (“FASB ASC 815-40-55”). FASB ASC 815-40-55 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities). If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair market value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), retained deficit was reduced by $2,888,131 and a liability of $87,199 (the value of the warrants at April 1, 2009) was recorded. During the nine months ended December 31, 2009, the liability was reduced by $87,200, and the value of the warrants was nil at the end of the reporting period as the warrants were exercised or expired.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

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

During the second quarter of 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC Topic 320-10"). For debt securities, the "ability and intent to hold" provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).The "probability" standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC Topic 320-10-65-1 in the first quarter of 2009.FASB ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. We adopted this standard effective June 30, 2009, and it did not have a material impact on our financial position and results of operations.

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

Contractual Obligations

We make advance royalty payments of $9,590 per month to certain lease holders while exploration is proceeding on the Borealis Property. In addition, to maintain its existing claims on the Borealis property, we make payments totalling approximately $113,000 annually. These payments are contingent upon us maintaining an interest in the property. Through Nevada Eagle, we also make claim payments of approximately $108,000 annually. The definitive amount depends on the exact number of claims and the number of unleased properties.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, at December 31, 2009 we have a note payable outstanding for $5,059,337 due March 30, 2010. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment and also Note 9.

As of December 31, 2009, we had the following non-cancellable contractual obligations:

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), John L. Key, and Chief Financial Officer (“CFO”), R. William Wilson, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the period covered by this report, due to the temporary, unexpected absence of our corporate secretary and treasurer for personal reasons, the segregation of duties between our Chief Financial Officer and the secretary and treasurer as part of our internal control over financial reporting were temporarily suspended. As of December 31, 2009 our corporate secretary and treasurer had returned to full time duties and management has determined that their temporary absence did not materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2009 we did not offer or sell unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, and no securities repurchases occurred during the quarter ended December 31, 2009.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Results of Special Meeting of Shareholders

On October 8, 2009, Gryphon Gold Corporation held a special meeting of shareholders at Le Soliel Hotel, 567 Hornby Street, Vancouver, British Columbia, Canada V6C 2E8, beginning October 8, 2009, at 10:30 a.m. local time. Shareholders representing 27,977,444 shares or 41.17% of the shares authorized to vote (67,960,905) were present in person or by proxy, representing a quorum for the purposes of the speical meeting. The shareholders approved the following:

Proposal #1 – Borealis Mine Project	For	Against	Abstain
To approve the Company’s proposed private placement financing, at the discretion of the Board, of convertible notes of approximately $27.5 million principal amount, which would result in the reservation for issuance upon conversion of the convertible notes and exercise of warrants of up to 144,100,000 shares of common stock to fund the construction of a gold mine on the Company’s Borealis gold property in Nevada	26,012,385	1,874,059	91,000

Proposal #3 – Option to Restructure Debt	For	Against	Abstain
To approve a reduction in the conversion price of the Company’s outstanding 5% $5 million principal amount Convertible Note, due March 30, 2010, dated August 21, 2007, as amended November 10, 2008, pursuant to an Option Agreement, dated August 5, 2008, made and entered into by the Company and Gerald W. Baughman and Fabiola Baughman as holders of the 5% $5 million principal amount Convertible Note	26,203,680	1,581,359	192,405

Proposal #4 – Option Share Increase	For	Against	Abstain
To approve an increase in the number of shares of common stock available for the grant of options under the Company’s 2006 Omnibus Incentive Plan	25,754,930	1,713,609	508,905

Voting on Proposal #2 was adjourned to November 20, 2009, due to a lack of quorum to pass the resolution to amend the Company’s articles of incorporation.

Results of Special Meeting of Shareholders

On November 20, 2009 Gryphon Gold Corporation held its adjourned special meeting of shareholders at the offices of Borden Ladner Gervais, 200 Burrard Street, Ste 1200, Waterfront Centre, Vancouver, British Columbia, Canada, beginning November 20, 2009, at 10:30 a.m. local time. Shareholders representing 35,421,522 shares or 52.1% of the shares authorized to vote (67,960,905) were present in person or by proxy, representing a quorum for the purposes of the special meeting. The shareholders approved the following:

Proposal #2 – Articles Amendment	For	Against	Abstain
To approve an amendment to the Company’s articles of incorporation to increase the authorized capital of the Company from 150,000,000 shares of common stock to 250,000,000 shares of common stock	35,050,808	284,714	86,000

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on September 10, 2009. Proposal 2 passed by votes of the shareholders present in person and in proxy.

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

Date: February 12, 2010

By: /s/ R. William Wilson
R. William Wilson
Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date: February 12, 2010