Form 10-K
period 2010-03-31
GRYPHON GOLD CORP
filed 2010-06-28
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 N. Nevada Street
Carson City, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

(604) 261-2229
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]     No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]      Accelerated Filer [   ]      Non-Accelerated Filer [   ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,034,549

The number of shares of the Registrant’s Common Stock outstanding as of June 22, 2010 was 89,399,561

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates: Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada we are required to prepare reports on our mineral properties in acccordance with NI 43-101. We reference those reports in this annual report for informational purposes only. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

ITEM 1. BUSINESS

Name and Incorporation

Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financing office, is located in the United States at 611 N. Nevada Street, Carson City, Nevada, 89703 and our telephone number there is 604-261-2229.

We own 100% of the issued and outstanding shares of our operating subsidiaries, Borealis Mining Company (which we refer to as Borealis Mining) and Gryphon Nevada Eagle Holding Company. Gryphon Nevada Eagle Holding Company owned 100% of the membership interests in Nevada Eagle Resources LLC until it was sold in its entirety on April 23, 2010. We have no other subsidiaries. Borealis Mining was formed under the laws of the State of Nevada on June 5, 2003, Gryphon Nevada Eagle Holding Company was formed under the laws of the State of Nevada on July 27, 2007, and Nevada Eagle Resources LLC was organized under the laws of the State of Nevada on April 28, 2005.

History and Background of Company

We were established as a private company in April 2003 to acquire and develop gold properties in the United States. Our objective is to establish a producing gold company through the development and extraction of gold deposits.

In July 2003, through our wholly-owned subsidiary Borealis Mining, we acquired from Golden Phoenix Minerals, Inc. (“Golden Phoenix”) an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property (July 2003 Option and Joint Venture Agreement) by making qualified development expenditures on that property.

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

Following the course established by the recommendations in the preliminary scoping study, and based on additional geologic field work that was completed in 2004, we retained a consulting resource modeling engineering firm, to complete an updated mineralization estimate model in accordance with National Instrument 43-101 of the Canadian Securities Administrators (“NI 43-101”). In May 2005, the engineering firm delivered the report titled Technical

Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

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

In addition to our leasehold interest to a portion of the Borealis Property, we also own through Borealis Mining numerous unpatented mining claims that make up the balance of the Borealis Property, and all of the documentation and samples from years of exploration and development programs carried out by the previous operators of the Borealis Property.

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

On December 22, 2005, we completed our initial public offering of 6.9 million units for gross proceeds of approximately $5,036,497 with net proceeds of $2,794,557 after deducting costs of $2,241,940. The units were sold at a price of $0.73 (Cdn$0.85) each and consisted of one common share and one Class A warrant. Each Class A warrant was exercisable for a period of 12 months at a price of Cdn$1.15. The common shares are listed on the Toronto Stock Exchange under the symbol “GGN.” The offering was underwritten by a syndicate of Canadian underwriters which included Desjardins Securities, CIBC World Markets, Bolder Investment Partners and Orion Securities. The units were offered for sale pursuant to a prospectus filed in four Canadian provinces (British Columbia, Alberta, Manitoba and Ontario). The units were also registered in a registration statement filed with the United States Securities and Exchange Commission. The proceeds of the offering were used principally for the completion of the Company's feasibility study for our Borealis Property and our exploration program on the Borealis Property, as well as for working capital.

On March 24, 2006, we closed a private placement of 5,475,000 units for sale at a purchase price of Cdn$1.25 to a limited number of accredited investors in Canada and the United States. Each unit consisted of one common share and one half of one Series B purchase warrant. The Series B warrants were exercisable until March 23, 2007 at a price of Cdn$1.65. The private offering raised gross proceeds of Cdn$6.8 million. We paid qualified registered dealers a 7% cash commission and issued compensation options to acquire 280,500 common shares at price of Cdn$1.40 until March 23, 2007 on a portion of the private placement. The shares, warrants and underlying shares were not qualified by prospectus and were not registered under U.S. securities laws. We granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC. The proceeds of this offering were used to fund the continuation of our exploration and development program on the Borealis Property.

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

On November 30, 2006, our board of directors concluded that we would not proceed with near term construction and production financing of the Borealis heap leach mine. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced Feasibility Study and related NI 43-101 Technical Report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer, Mr. Allen Gordon and Mr. Matt Bender, our Vice President of Borealis Project Development. Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada. As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti commenced working on a part-time basis. Under this agreement, his time spent in the office was reduced by 50% along with his salary. Mr. Longinotti resumed full time employment in mid-2007. In December 2006, we completed the geophysical survey, which commenced in September 2006. The positive geophysical results obtained from induced polarization (IP) surveys identified multiple chargeability and resistivity anomalies coincident with aeromagnetic lows which extended several kilometers (km) to the north and northwest of the Graben sulphide deposit. The IP surveys identified two new mineralized exploration targets located under the pediments 3.0 km (Central Pediments) and 5.3 km (Western Pediment) northwest of the Graben sulphide deposit. On January 11, 2007, we announced the results of the revised Canadian Institute of Mining (“CIM”) compliant mineralization estimate in accordance with NI 43-101 which had been compiled by a consulting and resource modeling engineering firm, entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, August 15, 2006 Revised January 11, 2007. The results of the report were independently reviewed by AMEC to insure the methodology and assumptions used in the calculations were consistent with industry standards. The mineralization estimate included the results of exploration drilling through November 5, 2006. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

In January 2007 we started the process of completing a mineralization estimate covering the entire property that included all drilling results obtained during calendar year 2007. The mineral mineralization estimate was completed April 28, 2008 and is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at website: www.sedar.com and on the Company's website at www.gryphongold.com. The report is entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA,(the ”the Technical Report”) and was compiled by Dr. Roger Steininger, Ph.D., CPG. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

On February 9, 2007 we completed a private placement of 5.0 million units at a price of Cdn$0.90 per unit for gross proceeds of Cdn$4.5 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants were exercisable at a price of Cdn$1.10 if exercised within twelve months of the closing and at a price of Cdn$1.35 if exercised after the first anniversary but prior to expiry. We paid qualified registered dealers a 7% cash commission in the amount of Cdn$77,175 and issued compensation options to acquire 85,050 common shares (at a price of Cdn$0.90 per share for a period of 12 months from closing) in respect of the 1.225 million units placed by them. The shares, warrants and underlying shares were not qualified by prospectus and were not registered under U.S. securities laws. We granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC. The proceeds of this offering were applied to fund the continuation of our exploration and development program on the Borealis Property.

On July 4, 2007, we entered into a membership interest purchase agreement with Gerald W. Baughman and Fabiola Baughman (“Baughmans”), as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle. Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

(a)	2,500,000 in cash;

(b)	four million five hundred thousand (4,500,000) shares of our common stock; and

(c)	a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”).

The convertible note, due March 30, 2010, bears interest at the annual rate of 5% and was convertible at the option of the holder into common shares at an initial conversion price of $1.00 per share during first the twelve month period following the closing date, $1.25 per share during the second twelve month period following the closing date, $1.50 per share thereafter and $1.75 per share if converted on March 30, 2010. The interest payments are due on a semi-annual basis beginning on January 1, 2008. In addition to the purchase consideration, the Baughmans were entitled to all revenues of Nevada Eagle (payable in cash, stock, or other consideration) calculated to be received and received on the assets and properties of Nevada Eagle from January 1, 2007 through midnight on December 31, 2007.

In addition, we granted the sellers registration rights to file a registration statement for the resale of the common shares issued at closing and issuable upon exercise of the convertible note under the Securities Act of 1933, as amended. We subsequently filed a registration statement to register the securities.

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

On August 7, 2007, we closed a private placement of 5.0 million units at a price of Cdn$0.80 per unit for gross proceeds of Cdn$4.0 million. Each unit consisted of one common share and one full purchase warrant. The two year warrants were exercisable at a price of Cdn$1.00 if exercised within twelve months of the closing and at a price Cdn$1.25 if exercised after the first anniversary but prior to expiry. We paid qualified registered dealers cash commissions in the amount of Cdn$152,040 and issued warrants to acquire 265,050 common shares (at a price of Cdn$0.83 for a period of up to 9 months from closing). The shares, warrants and underlying shares were not qualified by prospectus, were not registered under U.S. securities laws and were subject to resale restrictions. The Company granted registration rights to the investors in this private placement and used commercially reasonable efforts to prepare and file a registration statement with the SEC. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On December 14, 2007 we completed a private placement of 4,486,500 units at Cdn$0.80 for gross proceeds of approximately Cdn$3,589,200. The private placement closed in three tranches on November 22, November 27 and December 14, 2007. Each unit consisted of one common share and one series I warrant. Each series I warrant entitled the holder to purchase a common share at a price of Cdn$1.00 per share during the first 12 months after closing and Cdn$1.25 per share during the second 12 months after closing and until expiry. We paid qualified registered dealers a 7% cash commission in the amount of Cdn$71,624 and issued compensation warrants (series J) to acquire 89,530 common shares (at a price of Cdn$0.80 per share for a period of 9 months from closing) in respect of the 1,204,000 units placed by them (14,000 of the compensation warrants were later rejected and cancelled by one of the registered dealers). We have a right to force warrant holders to exercise warrants, if the price of our common stock remains equal to or greater than, Cdn$1.85 per common share, for a period of twenty consecutive days. The shares, warrants and underlying shares were not qualified by prospectus, have not been registered under U.S. securities laws, and are subject to resale restrictions. We granted registration rights to the investors in this private placement and will use commercially reasonable efforts to prepare and file with the SEC a registration statement under the Securities Act and to cause such statement to be declared effective if requested to do so. The proceeds of this offering were applied to fund the continuation of our exploration and development program on the Borealis Property.

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

In April of 2008, we completed the Technical Report that included all drilling results to date. We have analyzed those results and incorporated them in a Preliminary Assessment report (“PA”) examining the engineering and economic feasibility of placing the oxide mineralization into production.

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 30 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the prior six months, and Mr. Key’s primary focus has been overseeing the completion the PA on the Borealis heap leach mine and advancing the project toward production as further described below.

Mr. Key's employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting on September 5, 2008. Mr. Ker will receive monthly payments of $12,500 and certain incidental expenses for 12 months beginning September 2008. The Company recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with the Company that became effective September 2008. Under the agreement, Mr. Ker is eligible for 200,000 common stock options and a success fee of 0.67% of any financing initiated during the term of this agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly $12,500 payments. A consulting agreement was entered into on December 12, 2008 and Mr. Ker was entitled to receive Cdn$50,000 on January 1, 2009 and may be terminated any time and requires 90 days’ notice.

Effective August 5, 2008, we entered into an option agreement with the Baughmans to amend the $5 million face value note payable and pay them a $35,000 fee. The option period is twelve months and extendable for another six months for an additional $35,000 payment. At the time the option is exercised, the note payable will be reduced by $2.5 million by a payment of $500,000 in cash and 4,000,000 of our common shares. Upon exercise of the option, the conversion rate of the remaining $2.5 million note payable would be amended to $0.70 per common share until March 30, 2009, $0.80 per common share until March 30, 2010, and the maturity date would be extended from March 30, 2010 to March 30, 2012 and secured by certain exploration properties. We may exercise the option if there is an option agreement to amend the Borealis Property mining lease to fix the royalty on the Borealis property at 5% or lower, and there is an arrangement to merge the Company or the financing of a mine on the Borealis property has been completed.

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

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The PA is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property. Cautionary Note to U.S. Investors: The PA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

No exploration drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of March 31, 2008, approximately 203 holes and 142,220 feet of reverse circulation (“RC”) drilling had been completed. A majority of the holes are in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

Effective November 2008, the CEO and VP Business Development became part time, and we terminated the employment of our CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis property. The CFO and VP Exploration subsequently entered into consulting agreements with us.

During September 2009, we released the independent Pre-Feasibility Study on the development of an oxide heap leach mine. The Pre-Feasibility Study was furnished to the SEC as Exhibit 99.2to our Form 8-K as filed on September 22, 2009. The Pre-Feasibility Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. Gryphon Gold is undertaking a bankable evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Pre-Feasibility Study is not a bankable feasibility study. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

On December 31, 2009 we terminated the consulting agreement with our former CFO and on January 6, 2010 we appointed R. William Wilson as our interim CFO.

On February 5, 2010, the Company and the Baughmans (“Debt holders”) entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, among other items, the Company obtained the right (i) in lieu of the $500,000 cash payment, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds $500,000 from a contemplated private placement or February 19, 2010 (the “Amended Note”); (ii) to delete certain unmet conditions required to be satisfied by the Company in connection with the exercise of the Option; and (iii) to update the schedule of properties listed to secure repayment of the Amended Note.

As consideration for entering into Amendment No. 1, on February 5, 2010, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and Toronto Stock Exchange approval (the “Approvals”). The conversion price of the Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note.

On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders, and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012.

On February 12, 2010 the Company and Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994, Hardrock Mining Company and John W. Whitney (collectively, the “Lessors”) entered into Amendment No. 2 to the Option Agreement Amendment to Mining Lease dated August 22, 2008 (the “Option Agreement”). Pursuant to Amendment No. 2, the Option Agreement was amended to provide for the extension of the Option Term from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into Amendment No. 2, the Company agreed to pay the Lessors $150,000 comprised of cash in the amount of $25,000 and shares of the Company’s common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date.

On February 18, 2010, the Company closed the private placement announced on January 22, 2010 and issued 10,897,353 units at a purchase price of Cdn$0.17 per unit for gross proceeds of $1,762,701 (Cdn$1,852,550). Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.25. The units were offered for sale directly by the Company. In connection with the private placement, the Company has paid qualified registered dealers cash commissions in the aggregate amount of $162,003 (Cdn$170,261) and has issued to such qualified registered dealers compensation options to acquire up to 990,500 shares of common stock of the Registrant, exercisable at a price of US$0.21 for a period of up to twelve months from the date of closing of the private placement. The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Company relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On March 5, 2010, the Company and Sage Gold, Inc. (“Sage”) entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted Sage the option (the “Option”) to enter into a Joint Venture Agreement (the “Joint Venture Agreement”) and earn a 50% joint venture interest (the “Joint Venture”) in the Company’s wholly owned subsidiary Borealis Mining Company . The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. Under the terms of the Option Agreement, Sage has the right to exercise the Option and enter into the Joint Venture Agreement with the Company upon the satisfaction of the following conditions:

(a)

Sage will make a $9,000,000 capital contribution to Borealis Mining or a corporate entity formed for the purposes of the Joint Venture on or before the earlier of (A) any time prior to December 31, 2010 (the “Option Period”) or (B) within sixty (60) days after receipt by the Parties (or as soon thereafter as is practicable for Sage using its best efforts) of a binding commitment letter for the remainder of the project financing required to bring the Borealis Project into production on terms acceptable to the Parties, acting reasonably.

(b)

Upon the classification of an additional 100,000 ounces of gold Reserves as Proven and Probable, Sage will make a cash payment to the Company of $1,000,000, and cash payments up to an additional $1,000,000 for up to an additional 100,000 ounces of gold Reserves classified as Proven and Probable (a maximum $2,000,000).

(c)	Sage will issue to the Company common shares of Sage with a value equal to $1,000,000, subject to TSX Venture Exchange approval or, will make the payment in cash upon exercise of the option.

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units by April 16, 2010. Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date, but not less than Cdn$0.18 per unit and not more than Cdn.$0.25, subject to TSX approval.

(e)

Sage will pay 50% of the approved expenditures on the Borealis Property during the Option Period, subject to certain exceptions and adjustments. If Sage fails to fund its portion of the expenditures, the Company will have the option to terminate the Option Agreement, subject to an applicable cure period.

(f)

Sage will deliver to the Company (i) evidence that Sage has obtained regulatory approval for the performance of the transactions and obligations under the Option Agreement and that the terms of such regulatory approvals have been satisfied; and (ii) evidence of a binding commitment for the remainder of the project financing required to bring the Borealis Project into production.

On March 7, 2010, Gerald W. Baughman resigned from his positions as an employee, officer and director of the Company in order to pursue other business opportunities. The Company and Mr. Baughman entered into a Separation Agreement for the purpose of facilitating a transition of Mr. Baughman’s duties as an employee, officer and director of the Company. Under the terms of the Separation Agreement, Mr. Baughman’s Employment Agreement was terminated and the Company agreed to pay Mr. Baughman $50,000 to assist the Company during the transition period following his resignation.

On March 26, 2010, the Company and Sage entered into Amendment No. 1 to Option Agreement and Amendment No. 1 to Subscription Agreement ("Amendment No. 1"). Amendment No. 1 amends the Option Agreement, dated March 5, 2010 by extending the Due Diligence period to April 19, 2010, and amends the Subscription Agreement, dated March 5, 2010, by extending the closing of the Private Placement to on or before May 11, 2010.

On April 19, 2010, Gryphon Gold and Sage entered into Amendment No. 2 to Option Agreement and Amendment No. 2 to Subscription Agreement (the “Amendment 2”). Pursuant to the Amendment 2, the Option Agreement and Subscription Agreement were amended to extend the termination date of the due diligence period from April 19, 2010 to April 30, 2010.

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho. On April 28, 2010, Gryphon Gold and Sage entered into Amendment No. 3 to Option Agreement and Amendment No. 2 to Subscription Agreement (the "Amendment"). Pursuant to the Amendment, the Option Agreement and Subscription Agreement were amended to extend the Option Expiry Date, as defined in the Option Agreement, until June 30, 2011 and to permit Sage to satisfy its commitment to invest US$400,000 in the Private Placement through a subscription in the amount of US$200,000 by June 16, 2010 and a further subscription in the amount of US$200,000 by August 16, 2010, based on a subscription price equal to the greater of (i) the maximum discounted price permitted by the TSX Company Manual, and (ii) a 5% premium to the 30-day volume weighted average trading price of common stock of the Registrant on the day immediately preceding the subscription date.

On June 15, 2010 Gryphon Gold and Sage entered into Amendment No. 4 to Option Agreement and Amendment No. 4 to Subscription Agreement (the “Amendment No.4). Pursuant to the Amendment 4, the Option Agreement and Subscription Agreement were amended to extend the JV Agreement Condition, as defined in the Options Agreement, until July 15, 2010.

On June 16, 2010, the Company closed the private placement with Sage and issued 1,464,429 units at a purchase price of Cdn$0.14 per unit for gross proceeds of $200,000 (Cdn$205,000). Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.20. The units were offered for sale directly by the Company. The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Company relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

Business Objectives

We are in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the state of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis Property. The development and extraction may be performed by us or by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile. The Plan of Operations for the Borealis property that has been approved by the U.S. Forest Service does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operation was based on the general economic concepts as presented in the Preliminary scoping study.

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

We cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. Proven and probable reserves as defined in NI 43-101 Pre-Feasibility Study of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated September 17, 2009 are 283,017 oz Au Proven and 94,339 oz Au Probable. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are “volatile” too.highly cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to further upgrade additional mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop the Borealis Property.

We have specifically focused our activities on Nevada. Mining is an integral part of Nevada's economy. Nevada ranks fourth in the world in gold production, after South Africa, Australia, and China. Located in the State of Nevada are well known geological trends such as the Carlin Trend, Battle Mountain, Getchell Trend and the Walker Lane Trend. The Borealis Property is also located along the Aurora-Bodie trend which crosses the principal Walker Lane Trend as shown in the illustration below. Borealis, Bodie, Aurora, and other historical producing districts, are aligned along this northeast-southwest belt of significant gold deposits. Nevada Eagle's principal properties have a cumulative 900,000 historical ounces of gold (the historical estimates are based on internal reports prepared by prior owners prior to February 2001 and were not been prepared in accordance with NI 43-101 standards and thus their reliability has not been verified).

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

Year	High	Low	Average
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$726	$521	$604
2007	$841	$608	$681
2008	$1,011	$713	$872
2009	$1,213	$810	$972

Source: Kitco and Reuters

The price of gold has risen steadily for the last few years. In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. In 2008, gold traded between approximately $700 and $1,010 per ounce, based on the London PM Fix Price. In 2009, gold traded between approximately $810 and $1,213 per ounce based on the London PM Fix Price. The price of gold closed at $1,236 per ounce on June 22, 2010, based on the London PM Fix Price. In 2007, silver traded between approximately $11.70 and $15.80 per ounce, based on the London Fix Price. In 2008, silver traded between approximately $8.90 and $20.90 per ounce, based on the London Fix Price. In 2009, silver traded between approximately $10.51 and $19.18 per ounce, based on the London Fix Price The price of silver closed at $18.63 on June 22, 2010, based on the London Fix Price.

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

Employees

As of March 31, 2010, we had 2 full-time employees 1 employed at our office in Vancouver, British Columbia and 1 employed at our office in Reno, Nevada. As of March 31, 2010 Borealis Mining Company, our wholly-owned subsidiary, had no full-time employees or part-time employees. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

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

During the year ended March 31, 2010, there were no material environmental incidents or material non-compliance with any applicable environmental regulations.

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

We are an early stage company and may not have sufficient capital to fully fund all of our obligations under the proposed Joint Venture with Sage to implement the Plan of Operation at the Borealis Property. Currently, we have sufficient cash on hand to fund limited exploration activity, regulatory permitting, claim maintenance fees, and general and administrative expenses for approximately 5 months. However, we will require substantial additional financing for future development activities, if any, or if we encounter unexpected costs or delays. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, and, development or production on any or all of the Borealis Property and any properties we may acquire in the future or even a loss of our property interest.

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

As at December 31, 2009, the lessors have confirmed that the Borealis Property lease is now in the Continuing Term, as defined, and is valid and in full force and effect. Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Since the fall of 2008 there has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.

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

We recognize that additional resources are required to enable us continue operations. We intend to raise additional funds through debt and/or equity financing. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

At March 31, 2010, we had working capital of $1,723,347, with average cash expenditure rate of $100,000 per month in a typical month based on the 2 full time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $937,056 in cash, $191,966 in securities held for trading, $20,183 in accounts receivable, $16,230 in accounts receivable – joint venture, $30,980 in prepaid expenses, $11,441 in the current portion of the note receivable, and $3,708,691 in assets held for sale in discontinued operations. We had $832,977 in accounts payable and accrued liabilities, $270,000 in share consideration payable to former owners of discontinued operations and $2,170,223 in liabilities in liabilities held for sale in discontinued operations at March 31, 2010.

Risks related to the Borealis Property.

Our primary mineral exploration property is the Borealis Property. Even though the Borealis Property encompasses several areas with known gold mineralization, unless we discover additional (resources at the Borealis Property, future development of the property may be uneconomic. We cannot provide any assurance that we will establish any additional resources or successfully commence mining operations on the Borealis Property.

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

The Borealis Mine actively produced gold in the 1980s, but we currently have no commercial production at the Borealis Property and have never recorded any revenues from gold production. You should not rely on the fact that there were historical mining operations at the Borealis Property as an indication that we will ever place the property into commercial production. We expect to continue to incur losses unless and until such time, if ever, as our property enters into commercial production and generates sufficient revenues to fund our continuing operations. The development of new mining operations at the Borealis Property will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of our properties are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not be able to place the Borealis Property into production or generate any revenues or achieve profitability.

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

  interest rates;

  global or regional political, financial, or economic conditions;

  supply and demand for jewelry and industrial products containing metals; and

  sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

We cannot predict the effect of these factors on metal prices. The price of gold has risen steadily for the last few years. In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price. In 2008, gold traded between approximately $700 and $1,010 per ounce, based on the London PM Fix Price. In 2009, gold traded between approximately $810 and $1,213 per ounce based on the London PM Fix Price. The price of gold closed at $1,236 per ounce on June 22, 2010, based on the London PM Fix Price. In 2007, silver traded between approximately $11.70 and $15.80 per ounce, based on the London Fix Price. In 2008, silver traded between approximately $8.90 and $20.90 per ounce, based on the London Fix Price. In 2009, silver traded between approximately $10.51 and $19.18 per ounce, based on the London Fix Price The price of silver closed at $18.63 on June 22, 2010, based on the London Fix Price.

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

We are dependent on the services of key executives including, John Key, CEO, Matthew Fowler, CFO, and other highly skilled and experienced consultants focused on bringing our Borealis Property into production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. The failure to hire qualified people for these positions could adversely affect planned operations of the Borealis Property. We do not maintain key-man life insurance on any of our key management employees.

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

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control through the Borealis Mining Company and the claims that are subject to the Borealis Property mining lease, there is no guarantee that title to such properties will not be challenged or impugned. The Borealis Property may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of these properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the Borealis Property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

All of the mineral rights to the Borealis Property consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. (There are differences in U.S. and Canadian practices for reporting reserves and resources.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. We are a small company with a very limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

While we believe we have adequate internal control over financial reporting, we will be required to provide an auditors attestation on the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10-K. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For our annual report on Form 10-K for the fiscal year ended March 31, 2011, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

While we have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting. During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditors are unable to attest that our internal control over financial reporting is effective as of March 31, 2011, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to smaller reporting company

ITEM 2. PROPERTIES

Executive Offices

We have moved our principal executive office to 611 N. Nevada Street, Carson City, Nevada 89511. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Borealis Property

Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the “Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated April 28, 2008, prepared by Dr. Roger Steininger, Ph.D., CPG of Reno Nevada, a “Qualified Person”, as defined in National Instrument 43-101 of the Canadian Securities Administrators. The Technical Report was prepared in accordance with the requirements of National Instrument 43-101. Management's plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Technical Report which is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at the website: www.sedar.com and on the Company's website at www.gryphongold.com. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, Borealis Mining Company (“Borealis Mining”). In the 1980s previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this annual report, the previously mined area is referred to as the “Borealis site”, the “previously disturbed area” or the “previously mined area”, while our references to the Borealis Property refer to the entire property we own or lease through Borealis Mining.

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

(Source: Gryphon Gold, 2005)

The Borealis Property is comprised of 751 unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, and one unpatented millsite claim of approximately 5 acres. Of the 751 unpatented mining claims, 128 claims are owned by others but leased to Borealis Mining, and 623 of the claims were staked by Golden Phoenix Minerals, Inc. , whom we refer to as Golden Phoenix, or Gryphon Gold and transferred to Borealis Mining. Our rights, through Borealis Mining as the owner or lessee of the claims, allow us to explore, develop and mine the Borealis Property, subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. We believe that all of our claims are in good standing.

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

The term of the mining lease extends to January 24, 2009 and continues indefinitely thereafter for so long as any mining, development (including exploration drilling) or processing is being conducted on the leased property on a continuous basis. On December 31, 2009, the Borealis Owners confirmed that the lease is in the Continuing Term, as defined, and is valid and in full force and effect.The remainder of the Borealis Property consists of 623 unpatented mining claims and one unpatented millsite claim staked by Golden Phoenix, Gryphon Gold or Borealis Mining. Claims staked by Golden Phoenix were transferred to Borealis Mining in conjunction with our January 28, 2005 purchase of all of Golden Phoenix's interest in the Borealis Property. A total of 202 claims of the total 751 claims held by Gryphon Gold are contiguous with the claim holdings, are located outside of the area of interest, and are not subject to any of the provisions of the lease.

All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (BLM) and with Mineral County, Nevada to keep the claims from terminating by operation of law. Borealis Mining is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $94,000 per year for all of the Borealis Property claims (751 unpatented mining claims plus one millsite claim). In addition, Mineral County filling and document fees totaling $6,400 are paid to fulfill the annual filing requirements. The State of Nevada has imposed a one time fee of $85 per claim in 2010, an additional $63,920 will need to be paid in the upcoming fiscal year.

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,762 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

On August 22, 2008, the Company entered into a 12 month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500 5% note payable. The option period can and was extended for an additional six months for a payment of $125,000 that was settled through the issuance of common stock of the Company.

On February 12, 2010 the Company entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement the Company agreed to pay $150,000 to the Borealis Owners comprised of cash in the amount of $25,000 and shares of the Company’s common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date.

The terms of the mining lease prior to the amendment require the payment of a net smelter return production royalty by Borealis Mining to the Borealis Owners in respect of the sale of gold (and other minerals) extracted from those claims within the area of interest specified in the mining lease. The royalty rate for gold is determined by dividing the monthly average market gold price by 100, with the result expressed as a percentage. The royalty amount is determined by multiplying that percentage by the amount of monthly gold production from the claims in the “area of interest” and by the monthly average market gold price, after deducting all smelting and refining charges, various taxes and certain other expenses. For example, using an assumed monthly average market gold price of $850, the royalty rate would be 8.5%. Using an assumed monthly production of 5,000 ounces of gold from the leased claims, the monthly royalty amount would be 5,000 ounces times $850 per ounce, less allowable deductions, multiplied by 8.5%.

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

The vegetation throughout the project area is categorized into several main community types: pinyon/juniper woodland, sagebrush, ephemeral drainages and areas disturbed by mining and reclaimed. Predominate species include pinion pine, Utah juniper, greasewood, a variety of sagebrush species, crested wheat grass and fourwing saltbush.

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

With the completion of mining of the readily available oxide ore in the Freedom Flats deposit and other deposits in the district, active mining was terminated in January 1990, and leaching operations ended in late 1990. Echo Bay left behind a number of oxidized and sulfide-bearing gold mineralized material. All eight open pit operations are reported to have produced 10.7 million tons of ore averaging 0.057 ounces of gold per ton (opt Au). Gold recovered from the material placed on heaps was approximately 500,000 ounces, plus an estimated 1.5 million ounces of silver. Reclamation of the closed mine began immediately and continued for several years. Echo Bay decided not to continue with its own exploration and the property was farmed out as a joint venture in 1990-91 to Billiton Minerals, which drilled 28 reverse circulation (RC) exploration holes on outlying targets for a total of 8,120 ft. Billiton Minerals stopped its farm-in on the property with no retained interest.

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

Historical Gold Production

The Borealis Property is not currently a producing mine. Historical data is presented for general information and is not indicative of existing grades or expected production. We have no reserves on the Borealis Property. We cannot be assured that minerals will be discovered in sufficient quantities to justify commercial operations.

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

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained
		(opt Au)	Gold
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime's/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400
Total	4,345,800	0.107	464,360
Run of Mine Ore(3)
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
East Ridge	2,605,000.021		54,700
Total	6,251,000	0.023	142,700

Grand Total	10,596,800	0.057	607,060
_____________

(1)

The numbers presented in this table are based on limited production records. A later report in 1991 published by the Geologic Society of Nevada reports that production totaled 10.7 million tons with an average grade of 0.059 opt Au.

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

Following our consideration of the preliminary scoping study, and based on additional geologic field work, we retained a consulting and resource modeling engineering firm, to complete an updated mineralized material estimate model in accordance with National Instrument 43-101. In May 2005, the engineering firm delivered a report titled the Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada. A second report by the engineering firm entitled Technical Report on the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA dated August 15, 2006 and Revised January 11, 2007 was completed. Cautionary Note to U.S. Investors: The Technical Reports uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

A third Technical Report (the “Technical Report”) was completed April 28, 2008, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101. The Technical Report was compiled by Dr. Roger Steininger, Ph.D., CPG of Reno, Nevada. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralized material on the Borealis Property. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

We are undertaking a systematic district-scale exploration program designed to discover and delineate large gold deposits within the greater Borealis property, outside of the known mineral deposits, which should focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The principal steps to the current drilling plans related to the Borealis Property include:

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

A fourth Technical Report, the PA was completed September 2, 2008 and authored by John R. Danio, P.E. of Denver, Colorado. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Preliminary Assessment is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property. Cautionary Note to U.S. Investors: The PA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

A fifth Technical Report, NI-43-101 Pre-Feasibility Study of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, Revised and Restated as at September 17, 2009 was completed and authored by John R. Danio, P.E. of Denver, Colorado. The pre-feasibility was furnished to the SEC as Exhibit 99.2 to our Form 8-K as filed on September 22, 2009. The Pre-Feasibility Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. Gryphon Gold is undertaking a bankable evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The Pre-Feasibility Study is not a bankable feasibility study. If we determine to proceed with mine construction, we will be required to obtain additional capital. See “Management's Discussion and Analysis — Liquidity and Capital Resources” and “Risk Factors and Uncertainties”. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

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

Borealis Mineralization Estimate

A mineralization model was developed for the Borealis property and is detailed in the April 28, 2008 report, entitled

Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The PA that was completed September 2, 2008 concluded that there is significant mineralization which “could support an open pit, heap leach gold and silver mine. Based on historical operational data and similar deposits and projects in the area, the field-proven process technology selected (heap leach and ADR plant, using carbon absorption) will be able to effectively produce gold and silver ore for sale.” The PA was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on October 10, 2008. The Technical Report details mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The PA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The Pre-Feasibility Study as at September 17, 2009 was completed and authored by John R. Danio, P.E. of Denver, Colorado. The Pre-Feasibility Study was furnished to the SEC as Exhibit 99.2to our Form 8-K as filed on September 22, 2009 The Pre-Feasibility Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. Telesto Nevada Inc. and the authors of the Pre-Feasibility Study recommended that the Borealis project be put into production. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

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

  NDEP-Bureau of Air Pollution Control (BAPC) issued the Air Quality Operating Permit on April 28, 2006 for the Borealis processing facilities. The State of Nevada recently(not so recent) adopted new regulations regarding mercury emissions, and an application was filed under this new State program on September 14, 2006, as a compliance order pursuant to the approved air quality permit. Because Gryphon was not able to move the project into construction within the air permit time frame, NDEP kept this old permit in force while a new air quality and mercury permit application was being developed and approved. This permit writing and review is nearing completion and the company does not expect any problems moving forward.

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

  Industrial Artificial Pond Permit: The Department of Wildlife, State of Nevada, has issued an Industrial Artificial Pond permit to use and store industrial waters in lined containers on the Borealis project site. This permit was granted on December 1, 2009 and expires on November 30, 2014.

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

The Plan of Operation was the basis for the Pre-Feasibility Study as at September 17, 2009. The Pre-Feasibility Study presents an economic analysis, and provides capital expenditures, operating costs, ore grade, anticipated revenues, and projected cash flows. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

Mineralized Material Expansion and DrillingProgram

We have undertaken a systematic district scale drilling program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (with no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include Rainbow Ridge/Tough Hills, Sunset Wash, Lucky Boy, and others yet to be named generally within the areas referred to as the Central and Western Pediments. To date we have drilled and assayed 206 holes as part of the district wide exploration program.

In addition to the district program, the Borealis property embraces numerous areas with potential for discovery of mineable gold deposits. The defined target areas can be grouped into categories based on our expectation for deposit expansion or potential for discovery. Past emphasis was focused on targets which are the extensions of previously mined deposits, specifically within the previously disturbed areas the East Ridge-Gold View-Northeast Ridge mineralized trend, and around the margins of the Borealis, Freedom Flats, and Deep Ore Flats/Polaris deposits. Each has the potential to add to the material that can be developed as part of the initial mine plan. Drilling programs from 2005 through 2007 were completed primarily in areas where mineralization is known to exist. In addition to advancing existing mineralization to a higher level of confidence, this drilling program has further information gathering objectives for metallurgical assessment, waste characterization, and hydrological analyses that are required in support of our operating permit applications, environmental assessment, and engineering design. Results from drilling of heap leachable material will be incorporated into the feasibility study, should a feasibility study be completed.

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

The names of deposits and targets on the Borealis Property are shown on the map below. The map also shows the boundary of the claim holdings that comprise the Borealis Property.

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

A staged permit acquisition program is in progress. The first permitting stage, started in the fall of 2003, has been completed. Permits obtained at that time authorized exploration activities needed to prove the mineral mineralization, condemn the heap sites and support infrastructure, and obtain environmental baseline data to support the permitting packages. A second stage of application for exploration drilling permits was submitted in December 2004 and approval was obtained in May 2005. A Plan of Operations for a new mine was submitted in August 2004 to the U.S. Forest Service and Nevada State agencies and approval was received in the second quarter of 2006. A Water Pollution Control Permit application for the reopening and expansion of the mine was submitted to the Nevada Bureau of Mining Regulation and Reclamation in January 2005. The permit was granted in January 2006. Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

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

In order to satisfy the reclamation surety requirements of the U.S. Forest Service, we will consider obtaining an insurance policy for its benefit. This policy, if obtained on terms acceptable to us, would require us to pay into a “commutation” account of the insurer the agreed cost of the initial future reclamation work. The initial amount covered under the policy will be funded by a deposit into the “commutation” account, in an amount to be negotiated. The amount covered by the policy is expected to increase as reclamation costs increase due to expanded mining related disturbances. This additional policy coverage is expected to be funded from mining revenue once the mine is in operation. Once funded, the account will be available to pay for concurrent and final reclamation expenses as they are incurred. The policy is expected to provide us a mechanism to manage the overall cost of reclamation for a known cost for the entire life of mine and provide financial assurance required by the U.S. Forest Service. We would propose to acquire the policy once the project is permitted and before commencement of construction.

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

Nevada Division of Environmental Protection — Bureau of Air Quality Requirements

Prior to the commencement of construction activities, an air quality permit will be necessary. The Nevada Bureau of Air Quality (BAQ) regulations state that a process flow diagram must be generated to communicate the technical aspects of the process/activity and determine which class of permit will be required. We have prepared the required process flow diagram and submitted our permit application. On April 28, 2006 the Class II air quality permit was issued by BAQ. Because Gryphon was not able to move the project into construction within the air permit time frame, NDEP kept this old permit in force while a new air quality and mercury permit application was being developed and approved. This permit writing and review is nearing completion and the company does not expect any problems moving forward.

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

Nevada Eagle Properties

Subsequent to the Company’s year-end, on April 23, 2010, we entered into a Membership Interest Purchase Agreement with Fronteer Development (USA) Inc. (“Fronteer”) pursuant to which we sold our wholly-owned subsidiary Nevada Eagle Resources to Fronteer for $4.75 million. The Nevada Eagle holdings consisted of approximately 53 prospective gold properties covering over 70 square miles of gold trends in Nevada. The Company determined to sell Nevada Eagle to Fronteer in order to focus its efforts on the exploration and development of its Borealis Gold Project. For more information regarding the disposition of Nevada Eagle to Fronteer, see the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2010.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Toronto Stock Exchange (“TSX”). Our common shares commenced trading on the TSX on December 22, 2005. Before trading on the TSX our stock was not publicly traded on any exchange. The high and low bid quotations of our common stock on the TSX were as follows:

Period	High	Low
2010
April 1 – June 22, 2010 (TSX)	Cdn$0.14	Cdn$0.14
First Quarter (TSX)	Cdn$0.23	Cdn$0.13
2009
First Quarter (TSX)	Cdn$0.22	Cdn$0.11
Second Quarter (TSX)	Cdn$0.25	Cdn$0.14
Third Quarter (TSX)	Cdn$0.31	Cdn$0.10
Fourth Quarter (TSX)	Cdn$0.33	Cdn$0.17
2008
First Quarter (TSX)	Cdn$0.79	Cdn$0.40
Second Quarter (TSX)	Cdn$0.54	Cdn$0.37
Third Quarter (TSX)	Cdn$0.44	Cdn$0.21
Fourth Quarter (TSX)	Cdn$0.23	Cdn$0.05

As of June 22, 2010 the closing bid quotation for our common stock was Cdn$0.13 per share as quoted by the TSX.

As of June 22, 2010, we had 87,935,132 shares of common stock issued and outstanding, held by approximately 2,000 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

On September 8, 2009, at the special meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholder approved increase, the 2006 Omnibus Incentive Plan authorizes the Company to grant 6,000,000 options and 1,000,000 restricted stock units. As of June 22, 2010 we had granted 7,782,000 stock options, of which 4,195,000 were forfeited, pursuant to the terms of our omnibus incentive plan as described below with expiry dates to 2014; 851,170 restricted stock units had been granted as of June 11, 2009, of which 142,750 have been forfeited and the equivalent of 42,500 were issued in cash pursuant to the terms of our omnibus incentive plan. We have no equity compensation plans in place that have not been approved by our shareholders. The table below shows securities issued under our equity compensation plans as of June 22, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,707,500(1)	$0.43*	1,814,080(2)
Equity compensation plans not approved by security holders	--	--	--
TOTAL	4,707,500	--	1,814,080

Consists of 230,000 outstanding options granted from the Stock Option Plan, and 4,477,500 outstanding options granted from the Omnibus Incentive Plan.
Consists of 1,522,500 options and 291,580 restricted stock units remaining under the Omnibus Incentive Plan.
*	Based on the March 31, 2010 exchange rate of Cdn$1.0158 equals US$1

Omnibus Incentive Plan

The Plan is administered by the Compensation Committee, which has full and final authority with respect to the granting of options there under. Options may be granted under the Plan to such directors, officers, employees or consultants of Gryphon Gold and its subsidiaries as the Compensation Committee may from time to time designate (referred to as a “participant”). Each option will generally entitle a participant to purchase one share of common stock during the term of the option upon payment of the exercise price. The exercise price of any options granted under the Plan shall be determined by the Compensation Committee and may not be less than the market price of our common stock on the date of grant of the options (calculated in accordance with the rules of the Toronto Stock Exchange as the volume weighted average trading price for the five trading days preceding the date of grant). Gryphon Gold may provide financial assistance to eligible persons to purchase shares of common stock under the Plan, subject to applicable law and the rules and policies of any securities regulatory authority or stock exchange with jurisdiction over the Corporation or a trade in its securities. Any financial assistance so provided will be repayable with full recourse and the term of any such financing shall not exceed the term of the option to which the financing applies.

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

Sale of Unregistered Securities

On February 18, 2010, the Company closed the private placement announced on January 22, 2010 and issued 10,897,353 units at a purchase price of Cdn$0.17 per unit for gross proceeds of $1,762,701 (Cdn$1,852,550). Each unit consists of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.25. The units were offered for sale directly by the Company. In connection with the private placement, the Company has paid qualified registered dealers cash commissions in the aggregate amount of $162,003 (Cdn$170,261) and has issued to such qualified registered dealers compensation options to acquire up to 990,500 shares of common stock of the Registrant, exercisable at a price of US$0.21 for a period of up to twelve months from the date of closing of the private placement. The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs. This private placement was reported in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010.

All sales of unregistered securities prior to January 1, 2010 were previously reported in the Company's quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable to smaller reporting company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

In May 2005 we initiated a drilling program. As of March 31, 2010, approximately 203 holes and 142,220 feet of RC drilling have been completed. A majority of the holes were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

In April of 2008, we completed a CIM compliant, NI 43-101 report that included all drilling results to date, which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

During September 2008, we released the independent PA on the development of an oxide heap leach mine. The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K as filed on October 7, 2008. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis property. Gryphon Gold is undertaking a detailed economic evaluation of the potential for developing an open-pit heap leach gold mining operation on the property. The PA is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property. Cautionary Note to U.S. Investors: The PA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

No drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of March 31, 2009, approximately 203 holes and 142,220 feet of RC drilling had been completed. A majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

Transactions during year ended March 31, 2010

On February 5, 2010, the Company and Gerald and Fabiola Baughman (“Debt holders”) entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, among other items, (i) the Company obtained the right, in lieu of the $500,000 cash payment, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds $500,000 from a contemplated private placement or February 19, 2010; (ii) to delete certain unmet conditions required to be satisfied by the Company in connection with the exercise of the Option; and (iii) update the schedule of properties listed to secure repayment of the Amended Note.

As consideration for entering into Amendment No. 1, on February 5, 2010, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and Toronto Stock Exchange approval (the “Approvals”). The conversion price of Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note.

On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012.

On February 12, 2010 the Company and Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994, Hardrock Mining Company and John W. Whitney (collectively, the “Lessors”) entered into Amendment No. 2 to the Option Agreement Amendment to Mining Lease dated August 22, 2008 (the “Option Agreement”). Pursuant to Amendment No. 2, the Option Agreement was amended to provide for the extension of the Option Term from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into Amendment No. 2, the Company agreed to pay the Lessors $150,000 comprised of cash in the amount of $25,000 and shares of the Company’s common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date.

On February 18, 2010, the Company closed the private placement announced on January 22, 2010 and issued 10,897,353 units at a purchase price of Cdn$0.17 per unit for gross proceeds of $1,762,701 (Cdn$1,852,550). Each unit consists of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.25. The units were offered for sale directly by the Company. In connection with the private placement, the Company has paid qualified registered dealers cash commissions in the aggregate amount of $162,003 (Cdn$170,261) and has issued to such qualified registered dealers compensation options to acquire up to 990,500 shares of common stock of the Registrant, exercisable at a price of US$0.21 for a period of up to twelve months from the date of closing of the private placement. The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On March 5, 2010, the Company and Sage entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted Sage the option (the “Option”) to enter into a Joint Venture Agreement (the “Joint Venture Agreement”) and earn a 50% joint venture interest (the “Joint Venture”) in the Company’s wholly owned subsidiary Borealis Mining Company. The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. Under the terms of the Option Agreement, Sage has the right to exercise the Option and enter into the Joint Venture Agreement with the Company upon the satisfaction of the following conditions:

(a)

Sage will make a $9,000,000 capital contribution to Borealis Mining or a corporate entity formed for the purposes of the Joint Venture on or before the earlier of (A) any time prior to December 31, 2010 (the “Option Period”) or (B) within sixty (60) days after receipt by the Parties (or as soon thereafter as is practicable for Sage using its best efforts) of a binding commitment letter for the remainder of the project financing required to bring the Borealis Project into production on terms acceptable to the Parties, acting reasonably.

(b)

Upon the classification of an additional 100,000 ounces of gold Reserves as Proven and Probable, Sage will make a cash payment to the Company of $1,000,000, and cash payments up to an additional $1,000,000 for up to an additional 100,000 ounces of gold Reserves classified as Proven and Probable (a maximum $2,000,000).

(c)	Sage will issue to the Company common shares of Sage with a value equal to $1,000,000, subject to TSX Venture Exchange approval or, will make the payment in cash upon exercise of the option.

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units by April 16, 2010. Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date, but not less than Cdn$0.18 per unit and not more than Cdn.$0.25, subject to TSX approval.

(e)

Sage will pay 50% of the approved expenditures on the Borealis Property during the Option Period, subject to certain exceptions and adjustments. If Sage fails to fund its portion of the expenditures, the Company will have the option to terminate the Option Agreement, subject to an applicable cure period.

(f)

Sage will deliver to the Company (i) evidence that Sage has obtained regulatory approval for the performance of the transactions and obligations under the Option Agreement and that the terms of such regulatory approvals have been satisfied; and (ii) evidence of a binding commitment for the remainder of the project financing required to bring the Borealis Project into production.

On March 7, 2010, Gerald W. Baughman resigned from his positions as an employee, officer and director of the Company in order to pursue other business opportunities. The Company and Mr. Baughman entered into a Separation Agreement for the purpose of facilitating a transition of Mr. Baughman’s duties as an employee, officer and director of the Company. Under the terms of the Separation Agreement, Mr. Baughman’s Employment Agreement was terminated and the Company agreed to pay Mr. Baughman $50,000 to assist in the transition period following his resignation.

On March 26, 2010, the Company and Sage entered into Amendment No. 1 to Option Agreement and Amendment No. 1 to Subscription Agreement ("Amendment No. 1"). Amendment No. 1 amends the Option Agreement, dated March 5, 2010 by extending the Due Diligence period to April 19, 2010.and amends the Subscription Agreement, dated March 5, 2010, by extending the closing of the Private Placement to on or before May 11, 2010.

Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

Use of estimates

The preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses for the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ from these estimates.

Revenue recognition

Mineral lease rentals are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. The leases provide for the receipt of royalty payments upon production being generated from the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123R, Share-Based Payment, (“SFAS 123 (R)”) a revision to SFAS 123. SFAS 123(R) (since codified as FASB ASC 718-10) requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method.

Prior to March 31, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company did not recognize employee stock-based compensation costs in its statement of operations for the periods prior to March 31, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective April 1, 2006, the Company adopted the fair value recognition provisions of ASC 718-10, using the modified-prospective-transition method. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 7%. Estimation of forfeitures will be reviewed on a quarterly basis.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has a reclamation liability of $5,600 which is disclosed further in Note 9 of the consolidated financial statements.

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

In December 2007, the FASB issued FASB ASC 810-10-55 (Prior authoritative literature: FASB Statement 160,

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

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB Statement141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date. In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature: FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities”). FASB ASC 815-10-15 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-20-25, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FASB ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of FASB ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of FASB ASC 815-10-15 is not expected to have a material impact on our consolidated operating results, financial position, or cash flows.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature: APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of FASB ASC 470-20-55, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, the EITF reached consensus on FASB ASC 815-40-55 (Prior authoritative literature EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40-55 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities). If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature: EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants with an exercise price denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), deficit accumulated during the exploration stage was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) , which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. FASB ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of FASB ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 820-10-65, (Prior authoritative literature:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FSAB ASC 820-10-65:

  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FASB ASC 820-10-65 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FASB ASC 820-10-65 and to quantify its effects, if practicable.

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

During the second quarter of 2009, FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For debt securities, the "ability and intent to hold" provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).The "probability" standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC Topic 320-10-65-1 in the first quarter of 2009.FASB ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (Prior authoritative literature: FSP FAS 107-1 and APB 28-1). FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. The Company adopted this standard effective June 30, 2009, and it did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 the FASB Accounting Standards Codification (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non- SEC accounting literature which will become non-authoritative.

FASB ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-did not have a material impact on the Company’s financial statements. All references to U.S. GAAP provided in the notes to the financial statements have been updated to conform to the Codification.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods. Property payments we received under lease or joint venture arrangements were recorded as a reduction in the carrying value of the property unless the carrying value of the property was at or near zero, in which case the payments were recognized as gain on disposal of mineral properties of discontinued operations in the Statement of Operations (see note 5 of the Company’s consolidated financial statements).

Year ended March 31, 2010 compared to year ended March 31, 2009

For the year ended March 31, 2010 we had a net loss from continuing operations of $3,273,757 or $0.05 per share and net income from discontinued operations of $957,536 or $0.01 per share compared to a net loss from continuing operations of $3,988,457 or $0.06 per share and a net loss from discontinued operations of $5,954,774 or $0.10 per share for the prior year.

The prior years expenses, now in discontinued operations, included a charge to earnings of $5,100,000 for the impairment of the carrying value of the Nevada Eagle exploration properties. The decrease in the net loss from continuing operations is due to decreased spending on exploration activities, management salaries and consulting fees, and general and administrative costs as a result of our efforts to conserve cash.

Exploration expenses from continuing operations during the year ended March 31, 2010 were $1,405,165 or 43% of our net expense from continuing operations compared to $1,429,559 or 36% of our total net expenses from continuing operations in the prior year. No drilling was completed during the year ended March 31, 2010. Much of the current year’s exploration expense covered the completion of the Pre Feasibility report plus permitting efforts for drilling in the pediment areas of the Borealis property.

Management salaries and consulting fees from continuing operations for the year ended March 31, 2010 were $682,814 compared to $1,375,518 incurred in the prior year as two of the three employees went to part time and non-cash compensation decreased. Total non-cash compensation expense recognized in the year totaled $166,088 compared to non-cash compensation expense of $521,665 recognized in the prior year. General and administrative from continuing operations expenses totaled $521,774, compared to $654,908 in the prior year. The decrease is due to reduced spending on investor relations and our efforts to conserve cash. Legal and audit fees from continuing operations for the period increased to $429,314 from $226,549 for the year ended March 31, 2010. The increase resulted from an increase in corporate activities including our financing efforts activity. Travel and accommodation expense for the year ended March 31, 2010 was $119,777, compared to $133,933 for the prior year.

Interest income from continuing operations earned on cash deposits was $1,052 for the year ended March 31, 2010, compared to $32,364 in the prior year due to lower cash balances held on average through the current year versus the prior year and a declining interest rate environment in the current fiscal year.

Year ended March 31, 2009 compared to year ended March 31, 2008

For the year ended March 31, 2009 we had a net loss of $9,943,231 or $0.16 per share compared to a net loss of $7,850,766 or $0.13 for the prior year.

The2009 expenses include a charge to earnings of $5,100,000 for the impairment of the carrying value of the Nevada Eagle exploration properties. The loss before the impairment charge is $4,843,321 and is less than the 2008 comparable loss. The reduction in the comparable loss is due to decreased spending on exploration activities, management salaries and consulting fees, and general and administrative costs as a result of our efforts to conserve cash.

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

Liquidity and Capital Resources

Our source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

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

On February 5, 2010, the Company and the Baughmans (“Debt holders”) entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, among other items, (i) the Company obtained the right, in lieu of the $500,000 cash payment, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds $500,000 from a contemplated private placement or February 19, 2010; (ii) to delete certain unmet conditions required to be satisfied by the Company in connection with the exercise of the Option; and (iii) update the schedule of properties listed to secure repayment of the Amended Note.

As consideration for entering into Amendment No. 1, on February 5, 2010, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and Toronto Stock Exchange approval (the “Approvals”). The conversion price of Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note.

On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders, and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012.

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho.

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

On March 5, 2010, the Company and Sage entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted Sage the option (the “Option”) to enter into a Joint Venture Agreement (the “Joint Venture Agreement”) and earn a 50% joint venture interest (the “Joint Venture”) in the Company’s Borealis gold project located in the Walker Lane Mineral Belt of Southwest Nevada (the “Borealis Project”). The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. Under the terms of the Option Agreement, Sage has the right to exercise the Option and enter into the Joint Venture Agreement with the Company upon the satisfaction of the following conditions:

(a)

Sage will make a $9,000,000 capital contribution to Borealis Mining or a corporate entity formed for the purposes of the Joint Venture on or before the earlier of (A) any time prior to December 31, 2010 (the “Option Period”) or (B) within sixty (60) days after receipt by the Parties (or as soon thereafter as is practicable for Sage using its best efforts) of a binding commitment letter for the remainder of the project financing required to bring the Borealis Project into production on terms acceptable to the Parties, acting reasonably.

(b)

Upon the classification of an additional 100,000 ounces of gold Reserves as Proven and Probable, Sage will make a cash payment to the Company of $1,000,000, and cash payments up to an additional $1,000,000 for up to an additional 100,000 ounces of gold Reserves classified as Proven and Probable (a maximum $2,000,000).

(c)	Sage will issue to the Company common shares of Sage with a value equal to $1,000,000, subject to TSX Venture Exchange approval or, will make the payment in cash upon exercise of the option.

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units by April 16, 2010. Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date, but not less than Cdn$0.18 per unit and not more than Cdn.$0.25, subject to TSX approval.

(e)

Sage will pay 50% of the approved expenditures on the Borealis Property during the Option Period, subject to certain exceptions and adjustments. If Sage fails to fund its portion of the expenditures, the Company will have the option to terminate the Option Agreement, subject to an applicable cure period.

(f)

Sage will deliver to the Company (i) evidence that Sage has obtained regulatory approval for the performance of the transactions and obligations under the Option Agreement and that the terms of such regulatory approvals have been satisfied; and (ii) evidence of a binding commitment for the remainder of the project financing required to bring the Borealis Project into production.

Capital Resources

At March 31, 2010, we had working capital of $1,723,347 with an average cash expenditure rate of $100,000 per month in a typical month based on the 2 full time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $937,056 in cash, $191,966 in securities held for trading, $20,183 in accounts receivable, $16,230 in accounts receivable – joint venture, $30,980 in prepaid expenses, $11,441 in the current portion of our note receivable, and $3,788,691 in assets held for sale and in discontinued operations. We had $832,977 in accounts payable and accrued liabilities, $270,000 in share consideration payable to former owners of discontinued operations and $2,170,223 in liabilities held for sale in discontinued operarions at March 31, 2010.

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

We recognize that additional resources are required to enable us continue operations. We intend to raise additional funds through debt and/or equity financing or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations Our current working capital is $1,723,347 with an average cash expenditure rate of $100,000 per month in a typical month based on the current number of employees we have. We do not have sufficient working capital for the next twelve months. We will consider raising funds through different forms of equity offerings, joint ventures or other asset sales. This expenditure rate is subject to change based upon future events. The average burn rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5%.

During the year ended March 31, 2010, we used cash in operating activities of $3,117,638 which included our net loss during the year of $2,316,221 off-set by depreciation of $44,828, non-cash compensation of $166,088, non-cash interest expense of $205,014, unrealized gain of $121,227 on the valuation of marketable securities, realized loss on the sale of securities of $14,651, gain on disposal of equipment $18,928, a gain on disposal of mineral property of $249,108, loss of $212,130 on change in the liability of warrants, gain on extinguishment of debt of $1,327,076, and changes in non-cash working capital of a $8,720 increase in accounts receivable, a $263,633 increase in accounts payable and a $17,298 decrease in prepaid expenses.

We generated cash from investing activities of $1,003,706 including $27,488 for expenditures on mineral properties, $9,355 on purchase of equipment, $100,000 received from an option payment on the Borealis property, $893,349 in cash payments from the leasing of exploration properties, $10,201 from sales of held for trading securities, $50,000 from the sale of a mineral property, $10,428 proceeds from note receivable, $1,571 from sale of equipment, and a $25,000 option payment to amend royalty. We generated cash in financing activities of $2,251,471 for the year ended March 31, 2010 which included $1,161,036 from the exercise of warrants, $1,762,814 from the sale of shares, $500,000 paid for the extinguishment of debt, and $172,379 paid in share issue costs. Cash increased during the period by $137,539 to $937,056 as at March 31, 2010.

Updated share capital as of June 22, 2010:
Basic Common Stock Issued and Outstanding	86,470,703
Warrants, Options and other Convertible Securities	10,926,177

Fully Diluted Common Stock	97,396,880

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make advance royalty payments of $9,762 per month to certain lease holders while our efforts are proceeding on the Borealis Property. Also, to maintain its existing claims on the Borealis property, we make payments totaling approximately $94,000 annually, 2010 will be $158,000 due to a one-time fee imposed by the State of Nevada. These payments are contingent upon us maintaining an interest in the property.

Under the terms of the acquisition agreement for Nevada Eagle Resources LLC, we have a note payable outstanding for $2,500,000 due March 30, 2012. Refer to the section ‘Liquidity and Capital Resources’ under this document for a full description of the acquisition and commitment.

As of March 31, 2010, we had the following non-cancelable contractual obligations:

	Payments Due by Period

		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	208,546	59,187	123,608	25,752	-
Operating Lease Obligation (2)	900	900	-	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately $5,010 per month for the first 3 years and $5,232 per month for the remaining two years.

The Vancouver office has been sub-leased commencing Feb 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised during October, 2010. If the option to terminate Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at March 31, 2010 the Company has accrued $49,273, being the difference between the required lease payments and the estimated future sub-lease receipts. On January 31, 2010 the lessees in the Vancouver office vacated the premises. The office has been subsequently sub-leased to another party commencing May 1, 2010 for 3 years and 5 months (remaining life on lease) for Cdn$4,200 per month.

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

Not Applicable to smaller reporting company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Gryphon Gold Corporation
(an exploration stage company)
March 31, 2010 and 2009
(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gryphon Gold Corporation
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2010 and for the period from April 24, 2003 (inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2010 and for the period from April 24, 2003 (inception) to March 31, 2010, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and has an accumulated deficit of $35,202,910. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The March 31, 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Vancouver, Canada	/s/Ernst and Young LLP
June 23, 2010	Chartered Accountants

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	As at	As at
	March 31,	March 31,
	2010	2009
	$	$

ASSETS
Current
Cash	937,056	799,517
Held for trading securities	191,966	80,015
Accounts receivable	20,183	23,943
Accounts receivable – joint venture [note 3]	16,230	-
Current portion of note receivable [note 4]	11,441	-
Prepaid expenses	30,980	48,278
Assets held for sale at discontinued operations [notes 5 & 15]	3,788,691	-
Total Current Assets	4,996,547	951,753
Equipment [note 6]	90,286	117,967
Mineral properties [note 7]	1,930,909	1,930,909
Other assets [note 9]	721,679	446,679
Non-current portion of note receivable [note 4]	2,131	-
Assets held for sale and in discontinued operations [notes 5 & 15]	-	4,471,020
Total Assets	7,741,552	7,918,328

LIABILITIES AND STOCKHOLDERS, EQUITY
Current
Accounts payable and accrued liabilities	832,977	451,159
Share consideration payable to former owners of discontinued operations [note 10]	270,000	-
Liabilities held for resale and in discontinued operations [notes 5, 10 & 15]	2,170,223	4,782,285
Total current liabilities	3,273,200	5,233,444

Commitments & contingencies [note 14]

Stockholders' equity
Common stock	86,034	61,957
Additional paid-in capital	39,585,228	38,397,746
Deficit accumulated during the exploration stage	(35,202,910)	(35,774,819)
Total stockholders' equity	4,468,352	2,684,884
	7,741,552	7,918,328

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

On behalf of the Board:

/s/ John Key	/s/ Marvin Kaiser
Director	Director

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US dollars)

			Period from
	Year Ended	Year Ended	April 24, 2003
	March 31,	March 31,	(inception) to
	2010	2009	March 31, 2010
	$	$	$
Exploration [note 8]	1,405,165	1,429,559	16,602,002
Management salaries and consulting fees [note 11]	682,814	1,375,518	9,363,369
General and administrative	521,774	654,908	3,758,529
Legal and audit	429,314	226,549	2,105,438
Travel and accommodation	119,777	133,933	1,145,398
Depreciation & amortization	44,828	55,313	253,630
(Gain) or loss on disposal of equipment	(18,928)	(1,722)	5,624
Foreign exchange loss (gain)	(16,194)	28,843	7,172
Loss (gain) on change in liability of warrants [note 11[b]]	212,130	-	(2,676,000)
Interest income	(1,052)	(32,364)	(738,998)
Interest expense	705	2,320	8,157
Unrealized (gain) loss on securities	(121,227)	(22,471)	(102,211)
Realized loss on sale of securities	14,651	138,071	152,722
Loss for the period from continuing operations	(3,273,757)	(3,988,457)	(29,884,832)

Discontinued operations:
Income (loss) from discontinued operations	957,536	(5,954,774)	(5,318,078)
Net loss for the period	(2,316,221)	(9,943,231)	(35,202,910)

Basic and diluted loss per share:
Loss from continuing operations	(0.05)	(0.06)
Income (loss) from discontinued operations	0.01	(0.10)
Total loss per share	(0.04)	(0.16)

Basic and diluted weighted average number of common shares outstanding	68,494,268	61,781,770

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,263,841)	—	(1,263,841)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)

Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 11[b]]	—	—	222,627	—	222,627
Fair value of options granted to consultants [note 11[c]]	—	—	49,558	—	49,558
Fair value of underwriters’
compensation warrants on IPO [note 11[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 11[c]]	—	—	1,774,480	—	1,774,480
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(25,831,588)	(25,831,588)
Balance, March 31, 2008	61,735,395	61,735	37,885,549	(25,831,588)	12,115,696
Shares issued:
Share issue costs	—	—	(9,246)	—	(9,246)
Fair value of options granted [note 11[c]]	—	—	500,028	—	500,028
Fair value of vested stock grants [notes 11 [c] &[d]]	221,670	222	21,415	—	21,637
Net loss for the period	—	—	—	(9,943,231)	(9,943,231)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
For private placements	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted [note 11[c]]	—	—	166,088	—	166,088
Fair value of vested stock grants [notes 11 [a] &[d]]	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt [notes 10 & 11[a]]	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability FASB ASC 815-40-55 [note 2]	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910)	4,468,352

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)

			Period from
	Year Ended	Year Ended	April 24, 2003
	March 31,	March 31,	(inception) to
	2010	2009	March 31, 2010
	$	$	$
OPERATING ACTIVITIES

Net loss for the period	(2,316,221)	(9,943,231)	(35,202,910)
Items not involving cash:
Depreciation	44,828	55,313	253,630
(Gain) loss on disposal of equipment	(18,928)	(1,722)	5,624
Fair value of options, warrants and other non-cash compensation [note 11[c]]	166,088	521,665	3,336,973
Non-cash interest expense [note 10]	205,014	350,151	714,940
Loss on securities	14,651	138,071	152,722
Unrealized (gain) loss on sale of securities	(121,227)	(22,471)	(102,211)
Held for trading securities included in lease revenue	-	(9,598)	(9,598)
Impairment of carrying value of exploration properties [note 5]	-	5,100,000	5,100,000
Loss (gain) on disposal of mineral properties	(249,108)	302,276	53,168
Loss (gain) on change in liability of warrants [note 11[b]]	212,130	-	(2,676,000)
Gain on extinguishment of debt [note 10]	(1,327,076)	-	(1,327,076)
Changes in non-cash working
capital items:
Accounts receivable	(8,720)	68,161	(32,663)
Accounts payable and accrued liabilities	263,633	(175,684)	714,792
Prepaid expenses	17,298	94,264	(30,978)
Cash used in operating activities	(3,117,638)	(3,522,805)	(29,049,587)
INVESTING ACTIVITIES
Reclamation deposit	-	34,859	(160,777)
Sage Gold Inc. option payment received	100,000	-	100,000
Purchase of equipment	(9,355)	(45,198)	(306,195)
Nevada Eagle acquisition and related non-compete agreement [note 5]	-	-	(3,068,340)
Mineral property expenditures [note 5 & 7]	(27,488)	(347,054)	(1,992,130)
Mineral property lease payments received	893,349	386,700	1,499,854
Proceeds from sale of mineral properties	50,000	50,000	100,000
Option payment to amend royalty [note 9]	(25,000)	-	(310,902)
Proceeds from sales of held for trading securities	10,201	50,753	60,954
Proceeds from note receivable	10,428	-	10,428
Proceeds from sale of equipment	1,571	8,568	16,403
Cash provided by (used in) investing activities	1,003,706	138,628	(4,050,705)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt [note 10]	(500,000)	-	(500,000)
Capital lease principal payments	-	(3,454)	(53,523)
Exercise of warrants	1,161,036	-	1,161,036
Shares issued for cash	1,762,814	-	36,370,369
Share issue costs	(172,379)	(9,246)	(3,329,659)
Subscription receivables collected	-	-	389,125
Cash provided by (used in) financing activities	2,251,471	(12,700)	34,037,348

Increase (decrease) in cash during the period	137,539	(3,396,877)	937,056
Cash, beginning of period	799,517	4,196,394	-
Cash, end of period	937,056	799,517	937,056

See accompanying notes

See Note 1 – Nature of Operations and Going Concern Uncertainty

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiaries, Borealis Mining Company, Gryphon Nevada Eagle Holding Company and Nevada Eagle Resources LLC (collectively, Gryphon Gold or “the Company”). The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

Subsequent to year end the Company sold its wholly owned subsidiary, Nevada Eagle Resources LLC (“Nevada Eagle”) (see note 15), however, management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of interests in its remaining mineral properties (see notes 7 & 15). However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $35,202,910 and at March 31, 2010 has cash on hand of $937,056. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported amounts of expenses incurred during the period. Significant areas requiring the use of management estimates include the determination of potential impairments of asset values, the calculation of fair values of options and warrants, and rates for depreciation of equipment. Actual results could differ from those estimates.

Financial instruments

The Company’s financial instruments consist of cash, held for trading securities, accounts and note receivable, accounts payable and accrued liabilities and the convertible promissory note classified as part of the liabilities held for sale and in discontinued operations. The Company has designated cash, which consists of cash held on deposit at major financial institutions, and its held for trading securities as held for trading such that they are recorded at fair value with unrealized gains and losses, if any, reported in the consolidated statement of operations. Accounts and notes receivable have been designated as loans and receivables and are recorded at amortized cost. The accounts payable and convertible promissory note have been designated as other financial liabilities and are also recorded at amortized cost.

Financial risk is the risk arising from the fluctuations in foreign currency exchange rates. The Company does not use any derivative or hedging instruments to reduce its exposure to fluctuations in foreign currency exchange rates or metal prices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Revenue recognition

Mineral lease rentals are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Under the Option Agreement with Sage ,Sage is required to reimburse the Company 50% of Borealis expenditures, which will be recorded as an accounts receivable and a reduction in the corresponding expense. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. The leases provide for the receipt of royalty payments upon production being generated from the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.

Mineral property acquisition costs

The cost of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

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

Exploration and development costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

The U.S. dollar is the functional currency of the Company. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate; monetary assets and liabilities are translated at the exchange rate prevailing at the consolidated balance sheet date and all other consolidated balance sheet items are translated at the historical rates applicable to the transactions that comprise the amounts. Translation gains and losses are included in the determination of net income.

Equipment

Equipment is recorded at cost less accumulated depreciation and is comprised of office furniture, trucks, computers and lab equipment. All equipment is being amortized on a straight line basis over 5 years.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment. In addition, deferred tax assets are recognized to the extent their realization is more likely than not. Also, under FIN 48, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. The Company does not have any significant uncertain tax positions at yearend.

Stock-based compensation

The Company accounts for its stock options in accordance with FASB ASC718-10 (Prior authoritative literature: FAS 123(R) – Share Based Payments, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees). In accordance with FASB ASC 718-10, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital.

Loss per share

Loss per common share is determined based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of diluted stock options and warrants classified as equity instruments are applied to repurchase common shares at the average market price for the period. Also, outstanding convertible promissory notes are assumed to be converted into common stock at the then applicable rate. Stock options and warrants are dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. The convertible promissory notes are dilutive when the Company has income from continuing operations, and the impact from the dilution exceeds the impact from the reduction in interest expense resulting from the conversion of the notes.

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

Fair value measurements

In September 2006, the FASB issued FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.), “Fair Value Measurements”. The objective of FASB ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820-10-55 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FASB ASC 820-10-55 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of FASB ASC 820-10-55 did not have a material effect on the Company’s consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable method data, if available when estimating fair value. The fair value of the Company’s held for trading securities is based on the quoted market prices (level 1). The Company’s cash, accounts and notes receivable, and accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value because of the short- term maturities of these instruments. The Company believes the carrying value amount of the convertible promissory note approximates its fair value at March 31, 2010 because its fair value was estimated shortly before year end (see Note 10).

In February 2007, the FASB issued FASB ASC 825-10-55 (Prior authoritative literature: FASB statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB ASC 825-10-55”). FASB ASC 825-10-55 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FASB ASC 825-10-55 are effective for the Company’s fiscal year beginning April 1, 2008. Effective April 1, 2008, the Company adopted FASB ASC 825-10-55, which did not have any impact on the Company’s consolidated financial statements as the Company did not elect to measure any of its liabilities at fair value pursuant to this guidance.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB ASC 810-10-55 (Prior authoritative literature: FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10-55 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of FASB ASC 810-10-55 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805-10-55 (Prior authoritative literature: FASB Statement141(R), Business Combinations), which amends FASB ASC 805-10-55, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is to be applied prospectively. FASB ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date. In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature: FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities”). FASB ASC 815-10-15 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-20-25, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FASB ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of FASB ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of FASB ASC 815-10-15 will not have a material impact on our consolidated operating results, financial position, or cash flows.

On May 9, 2008, the FASB issued FASB ASC 470-20-55, (Prior authoritative literature: APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20-55 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial settlement) are not addressed by paragraph 12 of FASB ASC 470-20-55, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FASB ASC 470-20-55-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP FASB ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FASB ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

In June 2008, the EITF reached consensus on FASB ASC 815-40-55 (Prior authoritative literature EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40-55 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities). If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of FASB ASC 815-40-55 (Prior authoritative literature: EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock). FASB ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants with an exercise price denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), deficit accumulated during the exploration stage was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events), which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. FASB ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of FASB ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2009, the FASB issued FASB ASC 820-10-65, (Prior authoritative literature:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FSAB ASC 820-10-65:

  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FASB ASC 820-10-65 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FASB ASC 820-10-65 and to quantify its effects, if practicable.

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

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

During the second quarter of 2009, FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For debt securities, the "ability and intent to hold" provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).The "probability" standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC Topic 320-10-65-1 in the first quarter of 2009.FASB ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (Prior authoritative literature: FSP FAS 107-1 and APB 28-1). FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. The Company adopted this standard effective June 30, 2009, and it did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 the FASB Accounting Standards Codification (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non- SEC accounting literature which will become non-authoritative.

FASB ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-did not have a material impact on the Company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements have been updated to conform to the Codification.

RECLASSIFICATION

Certain comparative figures have been reclassified to conform to the current year presentation.

3. ACCOUNTS RECEIVABLE – JOINT VENTURE

On March 5, 2010, the Company entered into an Option Agreement with Sage to which the Company agreed to grant Sage the option to enter into a joint venture agreement to earn 50% joint venture interest BMC, all subject to certain terms and conditions. The obligations of Sage during the option period require Sage to pay 50% of all costs and expenses whatsoever, direct or indirect, with respect to the property. As at March 31, 2010 the Company had an amount totaling $16,230 due from Sage.

4. NOTE RECEIVABLE

During the year ended March 31, 2010 the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with FASB ASC 840-10-55 the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the consolidated balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Ten lease payments were received during the year ended March 31, 2010. The current portion of the note receivable totals $11,441 and the total receivable due is $13,572.

5. NEVADA EAGLE RESOURCES LLC

On August 21, 2007 Gryphon Gold closed the acquisition of Nevada Eagle Under the Purchase Agreement, the Company acquired all of the outstanding limited liability company interests of Nevada Eagle for the following consideration:

(a)	$2,500,000 in cash:

(b)	4,500,000 shares of common stock of the Company valued at $3,449,418; and

(c)	a 5% convertible note in the principal amount of $5,000,000 (the “Convertible Note”) with an issue date of August 21, 2007, a maturity date of March 30, 2010, and a fair value of $4,272,359 (Note 10)

Allocation of Purchase Price

Mineral properties	$10,719,209
Non-competition agreement	70,908
$10,790,117

The original purchase price allocation for the acquisition of the Nevada Eagle properties was based on a valuation model. The model was driven by three parameters;

1-	the value of an exploration property;

2-	the value of an acre of exploration property; and

3-	the value of an identified mineral resource on the property.

The value of each parameter was determined from recent similar acquisition transactions in the marketplace and the market values of a sample of publicly traded gold exploration companies.

Subsequent to the purchase of Nevada Eagle, the value for exploration properties declined as evidenced by lower publically quoted stock values for gold exploration companies. As the decline in value is an indicator of impairment, an impairment test was performed for the quarter ended September 30, 2008. In performing the impairment test, management also determined that the projected undiscounted cash flows were not likely to recover the carrying values of the properties.

To estimate the impairment charge to be recorded, the Company updated the valuation parameters that were utilized for the purchase price allocation so that the fair value of the properties could be estimated at September 30, 2008. The updated parameters were input into the valuation model. As a result of this update it was determined that the Nevada Eagle exploration properties [note 5] and the non-competition agreement were impaired by $5,044,883 and $55,117, respectively, for a total of $5,100,000 effective September 30, 2008.

On March 12, 2010, the Company entered into a letter of intent to sell Nevada Eagle to Fronteer Development (USA) Inc. (“Fronteer”). Based on the letter of intent, management and the board of directors of Nevada Eagle have concluded that a disposition of Nevada Eagle is probable and is expected to occur in fiscal year 2011 [note 15].

As the Company completed the sale of Nevada Eagle subsequent to yearend, Nevada Eagle’s results have been classified as held for sale and presented in Discontinued Operations.

5. NEVADA EAGLE RESOURCES LLC, CONTINUED:

Consolidated Balance Sheets of Discontinued Operations

	As at	As at
	March 31, 2010	March 31, 2009
Current assets
Mineral properties	3,788,691	-
	3,788,691	-
Non-current assets
Mineral properties	-	4,471,020
	3,788,691	4,471,020

Current liabilities
Convertible promissory note [note 10]	2,170,223	4,782,285
	2,170,223	4,782,285

Consolidated Statements of Operations of Discontinued Operations

	Year Ended	Year Ended	Period from
	March 31,	March 31,	April 24, 2003(inception)
	2010	2009	to March 31, 2010

Exploration	99,444	44,069	149,867
General and administrative	4,626	5,323	13,359
Interest expense	514,578	527,456	1,353,864
Loss (gain) on disposal of properties	(249,108)	277,926	28,069
Impairment of mineral properties	-	5,100,000	5,100,000
Gain on extinguishment of convertible promissory note [note 10]	(1,327,076)	-	(1,327,076)
Income (loss) from discontinued operations	957,536	(5,954,774)	(5,318,078)

All assets and operations related to discontinued operations are located in the United States.

6. EQUIPMENT

		March 31, 2010
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	210,510	142,688	67,822
Trucks under capital lease	64,097	41,633	22,464
Total	274,607	184,321	90,286

		March 31, 2009
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	197,730	111,799	85,931
Trucks under capital lease	64,097	32,061	32,036
Total	261,827	143,860	117,967

7. MINERAL PROPERTIES

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Mineral property costs, March 31, 2008	1,920,371
Expenditures during the year	10,538
Mineral property costs, March 31, 2009 and 2010	1,930,909

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

On March 5, 2010, the Company and Sage entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted Sage the option (the “Option”) to enter into a Joint Venture Agreement (the “Joint Venture Agreement”) and earn a 50% joint venture interest (the “Joint Venture”) in the Company’s wholly owned subsidiary Borealis Mining Company. The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. Under the terms of the Option Agreement, Sage has the right to exercise the Option and enter into the Joint Venture Agreement with the Company upon the satisfaction of the following conditions:

(a)

Sage will make a $9,000,000 capital contribution to Borealis Mining or a corporate entity formed for the purposes of the Joint Venture on or before the earlier of (A) any time prior to December 31, 2010 (the “Option Period”) or (B) within sixty (60) days after receipt by the Parties (or as soon thereafter as is practicable for Sage using its best efforts) of a binding commitment letter for the remainder of the project financing required to bring the Borealis Project into production on terms acceptable to the Parties, acting reasonably.

(b)

Upon the classification of an additional 100,000 ounces of gold Reserves as Proven and Probable, Sage will make a cash payment to the Company of $1,000,000, and cash payments up to an additional $1,000,000 for up to an additional 100,000 ounces of gold Reserves classified as Proven and Probable (a maximum $2,000,000).

(c)	Sage will issue to the Company common shares of Sage with a value equal to $1,000,000, subject to TSX Venture Exchange approval or, will make the payment in cash upon exercise of the option.

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units by April 16, 2010. Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date, but not less than Cdn$0.18 per unit and not more than Cdn.$0.25, subject to TSX approval.

(e)

Sage will pay 50% of the approved expenditures on the Borealis Property during the Option Period, subject to certain exceptions and adjustments. If Sage fails to fund its portion of the expenditures, the Company will have the option to terminate the Option Agreement, subject to an applicable cure period.

(f)

Sage will deliver to the Company (i) evidence that Sage has obtained regulatory approval for the performance of the transactions and obligations under the Option Agreement and that the terms of such regulatory approvals have been satisfied; and (ii) evidence of a binding commitment for the remainder of the project financing required to bring the Borealis Project into production.

8. EXPLORATION

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	227,450	425,414	7,357,996
Property maintenance	558,073	412,148	3,509,205
Geologic and assay	910	64,053	2,033,287
Project management	264,302	205,438	1,871,530
Engineering	342,780	288,004	1,456,569
Metallurgy	-	34,374	331,210
Subtotal Borealis property	1,393,515	1,429,431	16,559,797
Other exploration	11,650	128	42,205
Total exploration	1,405,165	1,429,559	16,602,002

9. OTHER ASSETS

	March 31,	March 31,
	2010	2009
	$	$
Reclamation bond & deposits	160,777	160,777
Option to amend Borealis Property mining lease	560,902	285,902
	721,679	446,679

On March 31, 2010 the Company had $133,600 (March 31, 2009 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. At March 31, 2010, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2009 – $5,600) representing future obligations related to its general property activities completed to March 31, 2010.

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009 the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,340 shares. On March 22, 2010 the option was extended until August 22, 2010 at a cost of $150,000, which was settled through the issuance of $25,000 and 939,016 shares.

10. CONVERTIBLE PROMISSORY NOTE

	March	March
	31, 2010	31, 2009
	$	$

Convertible promissory note, with a face value of $5,000,000 due March 30, 2010, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st . Discount accretion for the period from August 21, 2007 (date of issue) to Feb 5, 2010 totalled $691,058.		4,782,285

On February 5, 2010 the note was extinguished through issuance of $500,000, 4,000,000 shares and a new convertible promissory note with a face value of $2,500,000 due March 30, 2012, unsecured, bearing interest at 5%. Interest is payable each January 1st and June 1st . Discount accretion for the period from February 5, 2010 to March 31, 2010 totalled $23,882.	2,170,223

10. CONVERTIBLE PROMISSORY NOTE, CONTINUED:

Gryphon Gold issued a Convertible Promissory Note to the former owners of Nevada Eagle [the “Debt holders”] with a face amount of $5 million, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note was convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by Gryphon Gold. Upon an event of default, which includes amongst other things a change in control of Gryphon Gold, the holder was permitted to demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increases to 9%. The change in control event of the default acceleration feature was considered an embedded derivative however its issue date fair value was not considered to be significant. The conversion feature did not require bifurcation in the financial statements because it was not a beneficial conversion feature and a cash payment is not required if common shares issued at time of conversion were never successfully registered. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359. Effective August 5, 2008, the Company entered into an option agreement with Debt holders to amend the $5 million face value note payable to them at a cost of $35,000. The option period was twelve months and was extended in August 2009 for another six months at an additional cost of $35,000. Both payments of $35,000 were included general and administration expense in the respective fiscal years. The option agreement allows the Company, assuming certain conditions were met, to reduce the note payable from $5 million to $2.5 million and extend the maturity date to March 30, 2012 by issuing a cash payment of $500,000 and issuing 4,000,000 shares of common stock of the Company.

On November 10, 2008, the 5% convertible promissory note was amended so that cash interest payments due would be $73,288 and $51,713 each January 1 and June 1, respectively, or one half of the previous amounts. The unpaid interest was to be added to the principal balance of the note, compounded monthly at 5% and became due and payable at the due date of the note, March 30, 2010.

On February 5, 2010, the Company and Debt holders entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, (i) the Company obtained the right, in lieu of the $500,000 cash payment required to exercise the option, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds of $500,000 from a contemplated private placement or February 19, 2010; and (ii) to delete the unmet conditions required to be satisfied by the Company in order to be permitted to exercise the option. The promissory note was fully repaid prior to yearend.

As consideration for entering into Amendment No. 1, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and TSX approval (the “Approvals”). The conversion price of Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note.

On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders, and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012.

10. CONVERTIBLE PROMISSORY NOTE, CONTINUED:

Management accounted for the resulting amendment and subsequent exercise of the option as a single transaction that resulted in an extinguishment of the original note. The amended note is convertible at the holder’s option into shares for the first 54 days at $0.60 per common share; for the next 12 months at $0.70 per common share; for the period 12 months from closing to March 30, 2012 at $0.80 per common share. The conversion rate is subject to certain anti-dilution adjustments and is subject to adjustment on payment of cash dividends by the Company. Upon an event of default, which includes amongst other things a change in control of the Company, the holder is permitted to demand repayment of the principal amount of the debenture or exercise the conversion feature for a fixed number of shares. After an event of default, the interest rate on the convertible debenture increase to 9%. The change in control event of default acceleration feature is considered an embedded derivative, however its issue date fair value was not considered to be significant at March 31, 2010. The conversion feature does not require bifurcation in the consolidated financial statements because it is not a beneficial conversion feature and a cash payment is not required if common shares issued at the time of conversion are never successfully registered. The amended note, including the conversion feature was recorded at its estimated issue date fair value of $2,146,339. This fair value estimate falls within level 3 of the fair value hierarchy and is based upon the following key assumptions:

  Term to maturity – 26 months

  Effective yield – 15%

  Coupon rate – 5%

  Dividend rate – 0%

  Volatility of the Company’s common stock – 95.5% to 147.7%

  Risk free rate – 1.25%

  Expected term of conversion option – 0.15 years to 2.15 years

Based on the fair value of the new note, the carrying value of the original note, the $500,000 in cash paid, the value of the 4,000,000 shares issued, and the value of the 1,500,000 shares to be issued in the future, an extinguishment gain of $1,327,076 was recognized as part of discontinued operations (see note 5).

11. CAPITAL STOCK

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

During the quarter ended September 30, 2009, the Company issued 966,340 common shares with a fair market value of $125,000 to extend the option to fix the variable rate NSR royalty on the Borealis property for six months.

On February 5, 2010, the Company issued 4,000,000 common shares to the note holders with a fair value of $720,000 as per the option agreement with the Debt holders with the respect to the convertible note [note 10].

On February 18, 2010, the Company completed a private placement of 10,897,353 units at Cdn$0.17 for gross proceeds of $1,762,701 (Cdn$1,852,550). Each unit consisted of one common share and one half series K warrant. Each series K warrant entitles the holder to purchase a common share at a price of US$0.25 per share for a period of 24 months. Cash compensation of $162,003 (Cdn$170,261) and 990,500 compensation warrants (series L) were issued to agents and are exercisable at a price of US$0.21 per share and expire 12 months after closing. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$0.75 per common share, for a period of twenty consecutive days.

On March 22, 2010, the Company issued 939,016 common shares with a fair market value of $125,000 to extend the option to fix the variable rate NSR royalty on the Borealis property until August 22, 2010.

11. CAPITAL STOCK, CONTINUED:

[b]	Warrants:

The following table contains information with respect to all warrants:

Number of Warrants
#
Warrants outstanding, March 31, 2004	—
Issued for:
Private placements	3,407,981
Agents’ compensation	141,008
Exercised	—
Warrants outstanding, March 31, 2005	3,548,989
Issued for:
Private placements	3,015,204
Agents’ compensation on private placement	130,000
Initial Public Offering (IPO) – Series A	6,900,000
Underwriters’ compensation on IPO	690,000
Private placements – Series B	2,737,500
Agents’ compensation on private placement – Series C	280,500
Exercised	(197,500)
Warrants outstanding, March 31, 2006	17,104,693
Issued for:
Private placements – Series D	64,500
Private placements – Series E	5,000,000
Agents’ compensation on private placement – Series F	85,050
Exercised	(1,658,275)
Expired	(15,175,410)
Warrants outstanding, March 31, 2007	5,420,558
Issued for:
Private placements – Series G	5,000,000
Private placements – Series I	4,486,500
Agents’ compensation on private placement – Series H	265,050
Agents’ compensation on private placement – Series J	89,530
Exercised	(130,000)
Expired	(290,558)
Forfeited	(14,000)
Warrants outstanding, March 31, 2008	14,827,080
Expired	(5,340,580)
Warrants outstanding, March 31, 2009	9,486,500
Exercised	(7,161,500)
Expired	(2,325,000)
Issued for:
Private placements – Series K	5,448,667
Private placements – Series L	990,500
Warrants outstanding, March 31, 2010	6,439,167

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2010:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,448,677	1.9	$0.25	February, 18 2012
990,500	0.9	$0.21	February 18, 2011
6,439,177	1.4	$0.24

11. CAPITAL STOCK, CONTINUED:

On July 8, 2009, the Company announced the extension and repricing of its outstanding warrants. 9,486,500 warrants were amended to expire December 31, 2009, and the exercise price was reduced to Cdn$0.18 if exercised by September 20, 2009 and Cdn$0.40 thereafter until December 31, 2009. On or before September 20, 2009, 1,161,500 warrants were exercised The fair value of the warrants at the dates of exercise of $299,330 was transferred to additional paid in capital.

On December 31, 2009, the remainder of the Company’s Canadian dollar denominated warrants expired. Through the year ended March 31, 2010, the Company recognized a loss of $212,130 in the consolidated statements of operations due to the revaluation of the warrants to their fair market value at each reporting period.

[c]	Stock options:

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

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
	$	$
Management salaries, exploration expense & consulting fees	166,088	521,665

Stock option activity

The following table summarizes the Company’s stock option activity for the nine months ended March 31, 2010:

	Number of	Weighted Average
	Stock	exercise price
	Options
Outstanding, April 1, 2009	4,642,000	$0.58*
Granted	800,000	$0.21
Expired	(825,000)	$0.75
Forfeited	(109,500)	$0.22*
Total outstanding at March 31, 2010	4,507,500	$0.48*
Vested and exercisable at March 31, 2010	4,120,000	$0.50*

* Based on the March 31, 2010 exchange rate of Cdn$1 equals US$0.98.

11. CAPITAL STOCK, CONTINUED:

The following table summarizes information about stock options outstanding as at March 31, 2010:

	Stock Options Outstanding and Exercisable
			Average
Stock Options	Average Remaining	Stock Options	Remaining Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
95,000	0.6	95,000	0.6	Cdn$0.85
20,000	1.0	20,000	1.0	Cdn$1.37
395,000	1.0	395,000	1.0	Cdn$1.37
20,000	1.0	20,000	1.0	Cdn$1.37
30,000	1.2	30,000	1.2	Cdn$1.60
50,000	1.3	50,000	1.3	Cdn$1.29
50,000	1.6	50,000	1.6	Cdn$1.34
90,000	1.8	90,000	1.8	Cdn$0.81
20,000	1.8	20,000	1.8	Cdn$0.88
125,000	1.9	125,000	1.9	Cdn$0.80
20,000	2.1	20,000	2.1	Cdn$0.95
85,000	2.5	85,000	2.5	Cdn$0.90
150,000	2.9	150,000	2.9	Cdn$0.62
20,000	3.0	20,000	3.0	Cdn$0.43
300,000	3.0	300,000	3.0	Cdn$0.41
362,500	3.3	362,500	3.3	Cdn$0.38
750,000	3.3	612,500	3.3	Cdn$0.41
200,000	3.5	200,000	3.5	Cdn$0.28
150,000	3.5	150,000	3.5	Cdn$0.26
150,000	3.6	150,000	3.6	Cdn$0.07
275,000	3.6	275,000	3.6	Cdn$0.07
250,000	3.7	250,000	3.7	Cdn$0.26
100,000	3.9	100,000	3.9	Cdn$0.28
150,000	4.3	112,500	4.3	$0.17
550,000	4.5	412,500	4.5	$0.22
100,000	4.8	25,000	4.8	$0.22
4,507,500		4,120,000

Valuation assumptions

Compensation expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option pricing model. The weighted average assumptions used in the pricing model include:

	2010	2009

Dividend yield	0%	0%
Expected volatility	100% -105%	51% - 80%
Risk free interest rate	1.48% -1.62%	1.31% - 2.06%
Expected lives	3 years	3 years

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

The Black-Scholes option-pricing model used by the Company to calculate option values was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Option pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

11. CAPITAL STOCK, CONTINUED:

[d]	Restricted stock units (“RSU’s”):

The RSU stock grants entitle the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years.

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

The following table summarizes information about RSU’s outstanding as at March 31, 2010:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average
					Fair Value
					at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77

Outstanding at March 31, 2010	798,670	665,920	132,750	—	—

12. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management. All material transactions and balances with related parties not disclosed elsewhere are described below: In November 2008, the Company entered into two Consulting Agreements with two former employees for certain financial services and geological consulting services. During the year ended March 31, 2010 the consultants were paid a total of $217,716, including accrued severance of $177,424 (C$185,000 less applicable withholdings).

In March 2010, Gerald Baughman, VP Business Development, resigned and was paid a severance of $50,000.

13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2010	2009
	$	$
Deferred tax assets
Net operating loss carryforwards	6,198,719	5,799,761
Mineral property basis	2,355,252	1,954,798
Permitting & feasibility costs	1,325,846	1,067,055
Exploration costs	2,290,355	2,555,287
Stock compensation	974,167	916,471
Reclamation costs	1,979	1,965
Equipment	9,342	8,009
Non-compete agreement	20,742	22,258
Donations	834	671
Unrealized foreign exchange loss	268	5,949
Certain unpaid accrued liabilities	-	52,485
Unrealized losses on marketable securities	(36,855)	6,802
Accrued compensation not paid by June 15/10	3,522	-
Accrued sub-lease loss	17,412	23,017
Capital losses	53,831	48,696
Total deferred tax assets	13,215,414	12,463,224
Valuation allowance	(13,215,414)	(12,463,224)
Net deferred tax assets	-	-
Deferred tax liabilities
Equipment	-	-
Prepaid expenses	-	-
Total deferred tax liabilities	-	-

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2010 and 2009.

The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 35.34% [2009 – 35.09%] is as follows:

	2010	2009
	$	$
Tax at statutory rates	(817,038)	(3,489,080)
State taxes, net of federal benefit	(7,892)	(9,247)
Non-deductible items	169,601	118,215
Change in valuation allowance	752,190	3,476,821
State tax rate adjustment	(65,771)	(7,679)
State minimum income taxes	900	900
Other	(31,990)	(89,930)
	-	-

At March 31, 2010 the Company has non-capital losses of approximately $17.6 million [2009 - $16.5 million] in the United States available for future deduction from taxable income and which expire prior to 2030. The Company has not recognized as an asset any of these potential deductions as it cannot be considered more likely than not that they will be utilized.

14. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,762, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property. [b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2011	60,087
2012	61,804
2013	61,804
2014	25,752

The Vancouver office has been sub-leased commencing February 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised before October 31, 2010. If the option to terminate the Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at March 31, 2010 the Company has accrued $49,273, being the difference between the required lease payments and the estimated future sub-lease receipts.

On January 31, 2010 the lessees in the Vancouver office vacated the premises. The office has been subsequently sub-leased to another party commencing May 1, 2010 for 3 years and 5 months (remaining life on lease) for Cdn$4,200 per month.

[c] Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding form time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

15. SUBSEQUENT EVENTS

On April 19, 2010, Gryphon Gold and Sage entered into Amendment No. 2 to Option Agreement and Amendment No. 2 to Subscription Agreement (the “Amendment 2”). Pursuant to the Amendment 2, the Option Agreement and Subscription Agreement were amended to extend the termination date of the due diligence period from April 19, 2010 to April 30, 2010.

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho. On April 28, 2010, Gryphon Gold and Sage entered into Amendment No. 3 to Option Agreement and Amendment No. 2 to Subscription Agreement (the "Amendment 3"). Pursuant to the Amendment 3, the Option Agreement and Subscription Agreement were amended to extend the Option Expiry Date, as defined in the Option Agreement, until June 30, 2011 and to permit Sage to satisfy its commitment to invest US$400,000 in the Private Placement through a subscription in the amount of US$200,000 by June 16, 2010 and a further subscription in the amount of US$200,000 by August 16, 2010, based on a subscription price equal to the greater of (i) the maximum discounted price permitted by the TSX Company Manual, and (ii) a 5% premium to the 30-day volume weighted average trading price of common stock of the Registrant on the day immediately preceding the subscription date.

On May 28, 2010, R. William Wilson resigned as Chief Financial Officer and Matthew A. Fowler of Sharp Executives Associates was appointed Chief Financial Officer of the Company.

On June 15, 2010 Gryphon Gold and Sage entered into Amendment No. 4 to Option Agreement and Amendment No. 4 to Subscription Agreement (the “Amendment No.4). Pursuant to the Amendment 4, the Option Agreement and Subscription Agreement were amended to extend the JV Agreement Condition, as defined in the Options Agreement, until July 15, 2010.

15. SUBSEQUENT EVENTS, CONTINUED

On June 16, 2010, the Company closed the private placement with Sage and issued 1,464,429 units at a purchase price of Cdn$0.14 per unit for gross proceeds of $200,000 (Cdn$205,000). Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.20. The units were offered for sale directly by the Company. The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Company relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

16. NON-CASH TRANSACTIONS

During the year ended March 31, 2010 several non-cash transactions occurred:

  Receipt of 150,000 shares for a lease payment on one of the properties in held for sale in discontinued operations. The fair value of the shares was determined by the closing price of the stock as of the date of the certificate.

  On August 22, 2008, the Company entered into a 12-month option agreement to amend the Borealis Property mining lease. On August 19, 2009 the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,340 shares. On March 22, 2010 the option was extended until August 22, 2010 at a cost of $150,000, which was settled through the issuance of $25,000 and 939,016 shares.

  On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders, and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012. The fair value of the 4,000,000 shares was determined by the closing price of the Company’s stock on the day of issuance.

  On February 5, 2010, the Company and Debt holders entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”). As consideration for entering into Amendment No. 1, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company. The fair value of the 1,500,000 shares was determined by the closing price of the Company’s stock on the day Amendment No. 1 was executed.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2010 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 20010 and no material weaknesses were discovered.

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

Subsequent to year end the Company had a change in Chief Financial Officers,. We have analyzed certain of our system internal controls that were affected by this changed and have made reasonable efforts to reassign tasks to maintain appropriated segregation of dutires. In conjuction we have added certain individuals as signing authorities and hired part time administrative help to perform certain tasks. Our disclosure controls were not affected by these personnel changes and remain effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of June 22, 2010, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since

John L. Key Gardnerville, Nevada	Chief Executive Officer, Director	Chief Executive Officer appointed July 21, 2008, General Manager Projects for the Teck Cominco organization from 1973 to 2004.	July 21, 2008
Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005
Marvin K. Kaiser Mayfield, Kentucky	Director	Consultant to natural resource industry, Whippoorwill Consulting 2006 – Present, CFO, Executive VP, Chief Administrative Officer Doe Run Company 1993- 2006, CFO AMAX Gold, Inc 1989 to 1993, CFO, Senior VP Ranchers Exploration and Development Corporation 1969 to 1984.	Nov. 18, 2008
Terence J. Cryan Bronxville, NY	Director	Managing director at Paine Webber (Kidder,Peabody) and then served as Senior Managing Director at Bear Stearns & Co. Currently, Mr. Cryan serves as the Managing Director to Concert Energy Partners, LLC.	Sep. 3, 2009
Matthew A. Fowler(1) Spokane, WA	Chief Financial Officer	Chief Financial Officer appointed May 28, 2010.— Leadership roles with Strata Partners, LLC, Octavius Capital Management, LLC, and Sharp Executive Associates, Inc.—	—

(1)	Subsequent to year–end Raymond William Wilson resigned as consulting Chief Financial Officer and was replaced by Matthew A. Fowler.

The following is a description of the business background of the directors and executive officers of the Corporation.

John L. Key, 59, was appointed February 5, 2008 as Chief Operating Officer and has since been appointed President, CEO, and Director (July 21, 2008). Mr. Key is a graduate of the University of Missouri – Rolla with an M.S. in Mining Engineer. He possesses 32 years of extensive mining experience. He worked for the Teck Cominco organization from 1973 to 2004 during which time he was directly responsible for running, in succession, the Magmont, Polaris, and Red Dog mines and also served as General Manager Projects. Mr. Key oversaw over $300 million in capital expansions at Red Dog. His primary duties at Gryphon Gold are to review the potential for an oxide mine on the Borealis property, to work on the longer term opportunities for the sulphide ore resources and to review opportunities available to Gryphon Gold.

Donald W. Gentry, 67, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

Marvin K. Kaiser, 68, was appointed to our board on November 18, 2008. Mr. Kaiser graduated from Southern Illinois University-Carbondale and began his career in the field of public accounting becoming a Certified Public Accountant in 1965. His career in the natural resources industry began in 1969 with Ranchers Exploration and Development Corporation where he held various positions including Chief Financial Officer and Senior Vice President until the company was combined with Hecla Mining Company in 1984. Mr. Kaiser also served as Chief Financial Officer of AMAX Gold, Inc from 1989 until 1993 when AMAX Inc was combined with Cyprus Mining. Subsequent to leaving AMAX, Mr. Kaiser joined The Doe Run Company as Chief Financial Officer. At the time of his retirement from Doe Run in 2006, he held the positions of Executive Vice President and Chief Administrative Officer. Following his retirement, Mr. Kaiser formed Whippoorwill Consulting, LLC, which provides financial advisory services to the natural resources industry. He presently serves as a director of several publicly traded mining/exploration companies as well as The Southern Illinois University Foundation.

Terence J. Cryan, 47, was appointed to our board on September 3, 2009. Mr. Cryan graduated with honors from Tufts University in Medford, Massachusetts with a Bachelor of Arts degree in Economics/Political Science. He then attended the London School of Economics to earn his Masters of Science degree in Economics in December 1984. Mr. Cryan began his career in 1985 as a Portfolio Manager/Investment Officer for Chase Investment Management Corp in New York, NY. In 1987 he located to London, England with Lazard where he gained extensive knowledge of cross border corporate finance as well as mergers and acquisitions. Mr. Cryan’s career continued as a managing director at Paine Webber (following its acquisition of Kidder, Peabody) and then served as Senior Managing Director at Bear Stearns & Co. Mr. Cryan was also President & CEO to Medical Acoustics LLC from April 2007 to April 2010. Currently, Mr. Cryan serves as the Managing Director of Concert Energy Partners, LLC, an investment banking and private equity firm based in New York. Mr. Cryan has extensive experience as a director of a number of publicly traded companies.

Matthew A. Fowler, 31, was appointed as our Chief Financial Officer effective May 28, 2010. Mr. Fowler has six years of investment, corporate finance and Securities and Exchange Commission (SEC) accounting experience. Over his career he has held leadership roles with Strata Partners, LLC a boutique Investment bank in Seattle, Washington, Octavius Capital Management, LLC a registered Investment adviser serving high net worth individuals and Sharp Executive Associates, Inc., an International Financial Consultancy assisting private, SEC and Toronto Stock Exchange (TSX) listed public companies with their accounting and regulatory compliance needs. During his career, Mr. Fowler has raised approximately $25 million of institutional capital for private equity investments, invested in numerous private equity transactions and drafted and finalized SEC and TSX documents for publicly listed companies. Mr. Fowler received an AB degree in economics and a Certificate in Accounting from the University of Washington.

Arrangements between Directors and Officers

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Legal Proceedings, Cease Trade Orders and Bankruptcy

As of the date of this annual report, no director or executive officer of the Company and no shareholder holding more than 5% of any class of voting securities in the Company, or any associate of any such director, officer or shareholder is a party adverse to the Company or any of our subsidiaries or has an interest adverse to the Company or any of our subsidiaries.

No director or executive officer of the Company is, as at the date of this annual report, or was within 10 years before the date of this annual report, a director, chief executive officer or chief financial officer of any company (including the Company), that:

(a)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued while the director or executive officer was acting in the capacity as director, chief executive officer or chief financial officer; or

(b)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company:

(a)

is, as at the date of this annual report, or has been within the 10 years before the date of this annual report, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets;

(b)

has, within 10 years before the date of this annual report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, executive officer or shareholder;

(c)

has, within 10 years before the date of this annual report, been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(d)

has, within 10 years before the date of this annual report, been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company has been subject to:

(a)

any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

(b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

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

Audit Committee

Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Audit Committee is comprised of Marvin Kaiser, Do Gentry and Terence Cryan. The Company’s Board of Directors has determined that the three members of the Company’s Audit Committee are independent directors under MI 52-110, Rule 10A-3 of the Exchange Act, and the audit committee rules of the NYSE Amex Equities. Marvin Kaiser is the Chairman of the Audit Committee. Marvin Kaiser satisfies the criteria for an audit committee financial expert under Item 407(e)(5) of Regulation S-K of the rules of the Securities and Exchange Commission.

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

Compensation Committee

The Compensation Committee is comprised of Donald Gentry (chairman), Marvin Kaiser and Terence Cryan, all of whom are independent directors. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of Directors, executive officers and providing advice on compensation structures in the various jurisdictions in which Gryphon Gold operates. In addition, the Compensation Committee reviews both the overall salary objectives of Gryphon Gold and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and propose any awards of stock options, incentive and deferred compensation benefits.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Donald Gentry (chairman), Marvin Kaiser and Terence Cryan, all of whom are independent directors. The Corporate Governance and Nominating Committee is responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

There have been no material changes to the procedures pursuant to which a shareholder may recommend nominees for the Company’s Board of Directors.

Project Development, Environmental & Sustainability Committee

The Project Development, Environmental & Sustainability Committee is comprised of Donald Gentry and John Key. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended March 31, 2010 and 2009.

During the fiscal year ended March 31, 2010 and 2009, the Board authorized salary adjustments for directors, officers, and employees. These adjustments are indicated in the compensation table below. Further, the Board made stock and option grants to certain directors and executives to provide additional compensation, and the calculated value of such grants are indicated in the compensation table below.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total

John Key, CEO	2010 2009	115,200 83,562			67,482 35,158				219,482(1) 118,720(2)

R. William Wilson, CFO	2010	84,051			2,407				86,458(3)

Michael Longinotti, former CFO	2010 2009	26,747 98,617			6,278 109,109			154,396	33,025(4) 362,122(5)

Gerald Baughman, former VP Business Development	2010 2009	55,000 95,000			22,057 10,506			50,000	127,057 (6) 105,506(7)

(1)	$152,000 of grand total was received as cash, remaining $67,482 was recorded as non-cash stock compensation expense.
(2)	$83,562 of grand total was received as cash, remaining $35,158 was recorded as non-cash stock compensation expense.
(3)	$84,051 of grand total was received as cash, remaining $2,407 was recorded as non-cash stock compensation expense.
(4)	$26,747 of grand total was received as cash, $6,278 was recorded as non-cash stock compensation expense, remaining $50,000 was paid as severance.
(5)

$98,617 of grand total was received in cash, $109,109s recorded in non-cash stock compensation expense, $149,555 was accrued for severance pay which was paid in March 2010, and $4,841 was paid in consulting fees.

(6)	$55,000 of grand total was received as cash, remaining $22,057 was recorded as non-cash stock compensation expense.
(7)	$95,000 of grand total was received in cash, remaining $10,506 was recorded as non-cash stock compensation expense.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2010, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Executive Compensation Agreements

Gryphon Gold is a party to an employment contract with John Key. Pursuant to the agreement Mr. Key is entitled to compensation for termination of his employment in certain circumstances, including termination without cause and change of control. The employment agreement provides for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, Mr. Key will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreement with Mr. Key includes limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Gryphon Gold was party to an employment contract with Gerald Baughman and it was terminated on March 7, 2010 contemporaneous with his resignation. The terms of this agreement were superseded by the Separation Agreement between Gryphon Gold and Mr. Baughman dated March 7, 2010 pursuant to which Gryphon Gold paid Mr. Baughman $50,000 to assist him during the transition period following his resignation.

Gryphon Gold is party to a consultant contract with Michael Longinotti. The agreement pays an hourly wage of Cdn$90/hour for any work preformed.

On January 6, 2010, effective January 1, 2010, Gryphon Gold entered into an interim consulting agreement with R. William Wilson for the provision of services as the Chief Financial Officer. Mr. Wilson reports to Gryphon Gold’s Chief Executive Officer and provide is compensated at a rate of $700 per day and a $1,500 per month insurance allowance. Mr. Wilson is also reimbursed for actual out-of-pocket expenses incurred in the provision of the above services. The interim consulting agreement provides for a bonus payment based on certain milestones being achieved. Mr. Wilson resigned from the company on May 28, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended March 31, 2010.

		Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
							Market	Plan	Plan
						Number	Value	Awards:	Awards:
						of	of	Number of	Market or
			Equity			Shares	Shares	Securities	Payout
			Incentive			or Units	or Units	Unearned	Value of
	Number of		Plan			of	of	Shares,	Unearned
	Securities	Number of	Awards:			Stock	Stock	Units or	Shares,
	Underlying	Securities	Number of			that	that	Other	Units or
	Unexercised	Underlying	Securities			have	have	Rights	Other
	Options (1)	Unexercised	Unexercised	Option	Option	not	not	That have	Rights that
	(#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	not Vested	Have not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	(#)	Vested ($)

Michael Longinotti(1)	100,000	-		Cdn$0.41	8-Apr-13
Former Chief	200,000			Cdn$0.41	1-Aug-13
Financial Officer	37,500	12,500		US$0.22	9-Sept-14

Raymond W Wilson(2)
Chief Financial Officer	25,000	75,000		US$0.20	19-Jan-15

John Key(3)	150,000			Cdn$0.62	11-Feb-13
Chief Executive	262,500	87,500		Cdn$0.41	1-Aug-13
Officer	150,000	50,000		US$0.22	9-Sept-14

Gerald Baughman(4) VP	150,000	50,000		Cdn$0.41	1-Aug-13
Business Dev.	37,500	12,500		US$0.22	9-Sept-14

(1)	25,000 to vest June 16, 2010
(2)	75,000 to vest 25% each June 30, 2010; Sept 30, 2010; Dec 31, 2010.
(3)	87,500 to vest August 1, 2010.
(4)	50,000 to vest June 16, 2010

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Gentry	18,000	-	6,278	-	-	35,000	59,278(1)
Marvin Kaiser	18,000	-	6,278	-	-	35,000	59,278(2)
Terence Cryan	12,000	-	6,278	-	-	40,000	64,278(3)

(1)

$18,000 of fees has been paid in cash. 50,000 stock options, 37,500 have vested; 12,500 vest on June 16, 2010. $35,000 was accrued for special committee fees of which $17,500 was paid on March 31, 2010 and the remainder will be paid in April 2010.

(2)

18,000 of fees has been paid in cash. 50,000 stock options, 37,500 have vested; 12,500 vest on June 16, 2010. $35,000 was accrued for special committee fees of which $17,500 was paid on March 31, 2010 and the remainder will be paid in April 2010.

(3)

$12,000 of fees has been paid in cash. 50,000 stock options, 37,500 have vested; 12,500 vest on June 16, 2010. $40,000 was accrued for special committee fees of which $20,000 was paid on March 31, 2010 and the remainder will be paid in April 2010.

Compensation of Directors

Beginning April 1, 2008, each independent board member shall receive $1,500 per month. The fees cover attendance for all meetings, irrespective of the number of audit, compensation and board meetings. All fees have been paid through March 31, 2010.

On December 24, 2010, the board of directors approved the formation of a Special Committee consisting of Donald Gentry, Marvin Kaiser and Terence Cryan, all of the board’s independent directors, for the purpose of advising the board on matters related to potential business combinations, and that the Special Committee shall, at its discretion, retain independent legal counsel. Mr. Cryan, as chairman of the Special Committee, received a fee of $40,000 for his services and each Messrs. Kaiser and Gentry received $35,000 for his services.

Officer Compensation Agreements

Gryphon Gold is a party to an employment contract for John Key. Pursuant to the agreement, he is entitled to compensation for termination of theirs employment in certain circumstances, including termination without cause and change of control. The employment agreements provide for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” In such event, each officer will be entitled to receive an amount equal to one year’s annual salary plus bonus (equal to the amount of bonus in the prior year) earned in the year of change of control, and existing benefits for a period of 12 months. The agreement with John Key includes limited non-competition and non-solicitation covenants for a period of 12 months following termination.

Gryphon Gold is a party to a financial consulting agreement with Sharp Executives Associates Inc. (“Sharp”). Pursuant to the agreement Mr. Matthew Fowler has been named Gryphon Gold’s Chief Financial Officer and Mr. Fowler will act in all normal capacities of the office to which he is appointed or elected. Gryphon Gold paid Sharp a retainer of $10,000 upon execution of the agreement and awarded 50,000 stock options to Mr. Fowler and 50,000 stock options to Sharp at an exercise price of $0.14 for a term of 5 years. Mr. Fowler’s hours will be billed to the Company at a rate of $105 per hour. Except as described above, and the payment of directors’ fees, there are no service contracts of any director of Gryphon Gold and there is no arrangement or agreement made or proposed to be made between Gryphon Gold and any of its directors pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of Gryphon Gold or a change in the director’s responsibilities following such change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 22, 2010 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and
each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 89,399,561 shares of common stock outstanding as of June 22, 2010.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 22, 2010 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

As of March 31, 2010
Name and Address of Beneficial Owner (1)	Shares	Percent
Gerald & Fabiola Baughman (2)	8,750,000(2)	9.76%(2)
197 North Argyle Court
Reno, Nevada 89511

Top Gold AG M V K (3)	11,350,000(3)	12.7%(3)
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

(2)

8,750,000 common shares beneficially owned by the Baughmans, as joint tenants with rights of survivorship, is comprised of 8,500,000 shares of common stock of Gryphon Gold, 250,000 shares acquirable upon exercise of options and 1,840,750 shares of common stock of Gryphon Gold that are issuable upon conversion of a $5,000,000, convertible note, subject to a cap on conversion at 9.99% of the issued and outstanding.

(3)	The Investment Advisor with ultimate voting and dispositive power is Luxor Asset Management Trust reg., Balzers, which is represented by Mr. Martin Frick, Balzers.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Shares	Percent

Michael Longinotti	520,500(2)	0.58%(2)
Former Chief Financial Officer
Suite 711, 675 West Hastings Street
Vancouver, BC V6B 1N2

Raymond W Wilson	25,000(3)	-
Chief Financial Officer
5490 Longley Lane
Reno, NV 89511

John Key	562,500(3)	0.63%(3)
Chief Executive Officer
5490 Longley Lane
Reno, NV 89511

Gerald Baughman	8,687,500(4)	9.76%(4)
5490 Longley Lane, Reno, NV 89511
All directors and executive officers as a group (5 persons)	9,613,000	10.57%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes vested options exercisable to acquire 337,500 shares of common stock.
(3)	Includes vested options exercisable to acquire 25,000 share of common stock.
(4)	Includes vested options exercisable to acquire 562,500 shares of common stock.
(5)	Includes vested options exercisable to acquire 188,750 shares of common stock.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 22, 2010, we had approximately 2,000 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended March 31, 2010, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

On February 5, 2010, we amended the terms of the option and then exercised the option, reducing the principal amount of the note payable to $2,500,000. See Note 9 to the financial statements.

Related party transactions are reviewed and approved by the Board of Directors.

Purchases Of Securities

During and subsequent to the fiscal year ending March 31, 2010, no officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold.

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

Director Independence

The Company’s Board of Directors has determined that the following directors are independent based on the standards for director independence for the NYSE Amex Equities:

Donald Gentry;
Marvin Kaiser; and
Terence Cryan.

TEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2010 and 2009 and reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-QSB for fiscal 2010 and 2009 were $95,983 and $99,500, respectively. The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2010 and 2009 were $0.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2010 and 2009 were $18,576 and $20,350, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2010 and 2009 were nil and nil, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Consolidated Balance Sheets as at March 31, 2010 and 2009;

3.	Audited Consolidated Statements of Operations for the years ended March 31, 2010 and 2009 and for the period from April 24, 2003 (inception) to March 31, 2010;

4.	Audited Consolidated Statements of Shareholder’s Equity for the years ended March 31, 2010 and 2009 and for the period from April 24, 2003 (inception) to March 31, 2010;

5.	Audited Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from April 24, 2003 (inception) to March 31, 2010; and

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

10.13*	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed as Exhibit 10.1 to Form 8-K filed on July 21, 2008)

10.14*	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008 (Previously filed as Exhibit 10.2 to Form 8-K filed on July 21, 2008)

10.15*	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008(Previously filed as Exhibit 10.3 to Form 8-K filed on July 21, 2008)

10.16*	Option to Restructure Debt Agreement between the Registrant and Nevada Eagle Resources, dated August 5, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on August 13, 2008)

10.17*	Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008 (Previously filed as Exhibit 99.1 to Form 8-K filed on October 23, 2008)

10.18*	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008 (Previously filed as Exhibit 10.18 to Form 10-K filed June 26, 2009)

10.19*	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008 (Previously filed as Exhibit 10.19 to Form 10-K filed June 26, 2009)

10.20*	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on November 14, 2008)

10.21*	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008 (Previously filed as Exhibit 10.9 to Form 10-Q filed on November 14, 2008)

14.1*	Code of Business Conduct and Ethics (Previously filed on Form SB-2 on October 6, 2005 as Exhibit 14.1)

21.1	Table of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of Dr. Roger Steininger, Ph.D., CPG, of Reno, NV

23.3	Consent of John Danio, PE, of Denver, CO

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ John L. Key	Chief Executive Officer and Director	June 25, 2010
(Principal Executive Officer)

/s/ Matthew A. Fowler	Chief Financial Officer	June 25, 2010
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ John L. Key	Chief Executive Officer	June 25, 2010
and Director
(Principal Executive Officer)

/s/ Matthew A. Fowler	Chief Financial Officer	June 25, 2010
(Principal Financial and
Accounting Officer)

/s/ Marvin K. Kaiser	Director	June 25, 2010

/s/ Donald W. Gentry	Director	June 25, 2010

/s/ Terence J. Cryan	Director	June 25, 2010