Form 10-Q
period 2010-06-30
GRYPHON GOLD CORP
filed 2010-08-13
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 N Nevada Street
Carson City, Nevada	89703
(Address of Principal Executive Offices)	(Zip Code)

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

[ X ] Yes             No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[    ] Yes              No [     ]

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

[   ] Yes              No [ X ]

Number of common shares outstanding at August 13, 2010: 87,935,132

GRYPHON GOLD CORPORATION
June 30, 2010

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Consolidated Balance Sheet as of June 30, 2010 and Audited Consolidated Balance Sheet as of March 31, 2010	2

	Unaudited Consolidated Statements of Operations for the Three months ended June 30, 2010 and 2009 and the period of inception from April 24, 2003 to June 30, 2010	3

	Unaudited Consolidated Statements of Stockholders’ Equity for the period of inception from April 24, 2003 to June 30, 2010	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009 and the period of inception from April 24, 2003 to June 30, 2010	5

	Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	[REMOVED AND RESERVED]	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	34

SIGNATURES		36

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Balance Sheets
(Unaudited) (Stated in U.S. dollars)

	As at	As at
	June 30,	March 31,
	2010	2010
	$	$

ASSETS
Current
Cash	2,138,151	937,056
Held for trading securities	45,040	191,966
Accounts receivable	24,073	20,183
Accounts receivable – option agreement [note 3]	88,355	16,230
Current portion of note receivable [note 4]	10,730	11,441
Prepaid expenses	96,450	30,980
Assets held for sale at discontinued operations [notes 5]	-	3,788,691
Total Current Assets	2,402,799	4,996,547
Equipment [note 6]	121,529	90,286
Mineral properties [note 7]	1,841,912	1,930,909
Other assets [note 9]	750,442	721,679
Non-current portion of note receivable [note 4]	-	2,131
Total Assets	5,116,682	7,741,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	476,037	832,977
Share consideration payable to former owners of discontinued operations [note 10]	270,000	270,000
Liabilities held for resale and in discontinued operations [notes 5 & 10]	-	2,170,223
Total current liabilities	746,037	3,273,200

Commitments & contingencies [note 13]

Stockholders' equity
Common stock	87,935	86,034
Additional paid-in capital	39,878,213	39,585,228
Deficit accumulated during the exploration stage	(35,595,503)	(35,202,910)
Total Stockholders' equity	4,370,645	4,468,352
Total liabilities & stockholders' equity	5,116,682	7,741,552
See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

	Three months	Three months	Period from
	ended	ended	April 24, 2003
	June 30,	June 30,	(inception) to
	2010	2009	June 30, 2010
	$	$	$

Exploration [note 8]	385,639	274,878	16,987,641
Management salaries and consulting fees	313,928	95,764	9,677,297
General and administrative	139,833	55,234	3,898,362
Legal and audit	57,413	22,688	2,162,851
Travel and accommodation	33,538	4,914	1,178,936
Depreciation & amortization	13,409	11,153	267,039
Loss (gain) on disposal of equipment	-	(18,928)	5,624
Foreign exchange (gain) loss	10,932	(1,475)	18,104
Gain on change in liability of warrants [note 11[b]]	-	(86,220)	(2,676,000)
Interest income	(100)	(114)	(739,098)
Interest expense	593	90	8,750
Unrealized (gain) loss on securities	92,176	(72,846)	(10,035)
Realized (gain) loss on sale of securities	(19,060)	13,484	133,662
Loss for the period from continuing operations	(1,028,301)	(298,622)	(30,913,133)

Discontinued operations:
Loss from discontinued operations	(18,241)	(97,094)	(5,336,319)
Gain on sale of discontinued operations	653,949	-	653,949
Income (loss) from discontinued operations	635,708	(97,094)	(4,682,370)

Net loss for the period	(392,593)	(395,716)	(35,595,503)

Basic and diluted income (loss) per share:
Loss from continuing operations	(0.01)	(0.01)
Income from discontinuing operations	0.01	Nil
Total loss per share	Nil	(0.01)

Basic and diluted weighted average number of common shares outstanding	86,646,541	62,070,815

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Stockholder’s Equity
(Unaudited) (Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,273,087)	—	(1,273,087)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)

Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements [note 11[b]]	—	—	222,627	—	222,627
Fair value of options granted to consultants [note 11[c]]	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO [note 11[b]]	—	—	135,100	—	135,100
Fair value of options granted [note 11[c]]	—	—	2,274,508	—	2,774,508
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Fair value of stock granted [note 11[d]]	221,670	222	21,415	—	21,637
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(35,774,819)	(35,774,819)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
For private placements	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted [note 11[c]]	—	—	166,088	—	166,088
Fair value of vested stock grants [notes 11 [a] &[d]]	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt [notes 10 & 11[a]]	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability FASB ASC 815-40-55 [note 2]	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910)	4,468,352
Shares issued:
For private placements	1,464,429	1,464	198,536	—	200,000
Share issue costs	—	—	(5,252)	—	(5,252)
Fair value of options granted [note 11[c]]	—	—	40,139	—	40,139
Settlement of accounts payable [note 11[a]]	436,929	437	59,563	—	60,000
Net loss for the period	—	—	—	(392,593)	(392,593)
Balance, June 30, 2010	87,935,132	87,935	39,878,213	(35,595,503)	4,370,645

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Three months	Three months	Period from April
	ended	ended	24, 2003
	June 30,	June 30,	(inception) to June
	2010	2009	30, 2010
	$		$
OPERATING ACTIVITIES
Net loss for the period	(392,593)	(395,716)	(35,595,503)
Items not involving cash:
Depreciation	13,409	11,153	267,039
(Gain) loss on disposal of equipment	-	(18,928)	5,624
Fair value of options, warrants and other non-cash compensation [note 11[c]]	40,139	49,364	3,377,112
Non-cash interest expense on discontinued operations [note 10]	10,364	125,427	725,304
(Gain) loss on securities	(19,060)	13,484	133,662
Unrealized (gain) loss on sale of securities	92,176	(72,846)	(10,035)
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties [note 5]	-	-	5,100,000
Loss (gain) on disposal of mineral properties	-	(42,761)	53,168
Gain on change in liability of warrants [note 11[b]]	-	(86,220)	(2,676,000)
Gain on extinguishment of debt [note 10]	-	-	(1,327,076)
Gain on sale of discontinued operations [note 5]	(653,949)	-	(653,949)
Changes in non-cash working capital items:
Accounts receivable	(76,015)	21,077	(108,678)
Accounts payable and accrued liabilities	(296,940)	84,773	417,852
Prepaid expenses	(65,471)	21,603	(96,450)
Cash used in operating activities	(1,347,940)	(289,590)	(30,397,528)
INVESTING ACTIVITIES
Other assets [note 9]	(57,525)	-	(218,302)
Sage Gold Inc. option payment received	-	-	100,000
Purchase of equipment	(32,600)	(734)	(338,794)
Cash received from sale of discontinued operations	2,250,000		2,250,000
Nevada Eagle acquisition and related non-compete agreement [note 5]	-	-	(3,068,340)
Mineral property expenditures [note 5 & 7]	-	-	(1,992,130)
Mineral property lease payments received	-	55,100	1,499,854
Proceeds from sale of mineral properties	117,760	50,000	217,760
Option payment to amend royalty [note 9]	-	-	(310,902)
Proceeds from sales of held for trading securities	73,810	9,951	134,764
Proceeds from note receivable	2,842	2,000	13,270
Proceeds from sale of equipment	-	1,571	16,403
Cash provided by investing activities	2,354,287	117,888	(1,696,417)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt [note 10]	-	-	(500,000)
Capital lease principal payments	-	-	(53,523)
Exercise of warrants	-	-	1,161,036
Shares and warrants issued for cash	200,000	-	36,570,369
Share issue costs	(5,252)	-	(3,334,911)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	194,748	-	34,232,096

Increase (decrease) in cash during the period	1,201,095	(171,702)	2,138,151
Cash, beginning of period	937,056	799,517	-
Cash, end of period	2,138,151	627,815	2,138,151
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of accounts payable	60,000		60,000
Extinguishment of note payable by sale of discontinued operations	2,180,587		2,180,587
See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiaries, Borealis Mining Company, and Gryphon Nevada Eagle Holding Company (collectively, Gryphon Gold or “the Company”). The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

On April 23, 2010, the Company sold its wholly owned subsidiary, Nevada Eagle Resources LLC (“Nevada Eagle”), however, management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of interests in its remaining mineral properties (see note 7). However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $35,595,503 and at June 30, 2010 has cash on hand of $2,138,151. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Codification

In June 2009, the Company adopted ASC 105-10-65, the accounting standards codification and the hierarchy of generally accepted accounting principles. Under ASC 105-10-65 codification will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) it will be applied by all nongovernmental entities. ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-65 did not have a material impact on the Company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements have been updated to conform to the Codification.

Fair value measurements

The Company measures fair value in accordance with ASC 820-10-55 “Fair Value Measurements”. The objective of ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of ASC 820-10-55 did not have a material effect on the Company’s consolidated financial statements.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair value measurements, continued:

The Company measures its held for trading securities at fair value in accordance with ASC 820-10-55. ASC 820-10-55 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company accounts for non-controlling interests in accordance with ASC 810-10-55, this policy establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this policy requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC 810-10-55 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of this policy did not have a material impact on the Company’s financial position or results of operations.

The Company accounts for Business Combinations in accordance with ASC 805-10-55, this guidance calls for the recognizing and measuring of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is applied prospectively. ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

The Company accounts for derivative instruments and hedging activates in accordance with ASC 815-10-15. This policy requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of this policy did not have a material impact on our consolidated operating results, financial position, or cash flows.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS, CONTINUED:

The Company accounts for convertible debt instruments that may be settled in cash upon conversion in accordance with ASC 470-20-55 which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, The Company adopted ASC 815-40-55 for determining whether an instrument or embedded feature is indexed to an entity’s own stock. ASC 815-40-55 clarifies the determination of whether an instrument or an embedded feature is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-20-25 If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of ASC 815-40-55. ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants with an exercise price denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), deficit accumulated during the exploration stage was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded.

In May 2009, the Company adopted ASC 855-10-25, which establishes accounting and reporting standards for subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-25 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The adoption of ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2009 the Company adopted ASC 820-10-65 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 820-10-65:

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
  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of ASC 820-10-65 and to quantify its effects, if practicable.
  Applies to all fair value measurements when appropriate.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS, CONTINUED:

The Company applied ASC 820-10-65 prospectively, retrospective application is not permitted. ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity that adopts ASC 820-10-65 early must also early adopt ASC 320-10-65, which covers the recognition and presentation of other-than-temporary impairments. The adoption of ASC 820-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

The Company adopted ASC 320-10-65 in the second quarter of 2009. ASC Topic 320-10-65 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance. The Company’s adoption of ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC 320-10-65 in the first quarter of 2009. The adoption of ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the Company adopted ASC 270-10-05, interim disclosures about fair value of financial instruments. ASC 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. The Company adopted this standard effective June 30, 2009, the adoption of ASC 270-10-05 did not have a material impact on the Company’s financial position and results of operations.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation. The Statement of Operations relating to costs of discontinued operations for the three month period ended June 30, 2009 have been classified as such for comparative purposes for the three month period ended June 30, 2010.

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

3. ACCOUNTS RECEIVABLE – OPTION AGREEMENT

On March 5, 2010, the Company entered into an Option Agreement with Sage to which the Company agreed to grant Sage the option to enter into a joint venture agreement to earn 50% joint venture interest Borealis Mining Company “BMC”, subject to certain terms and conditions. The obligations of Sage during the option period require Sage to pay 50% of all costs and expenses whatsoever, direct or indirect, with respect to the Borealis property. As of June 30, 2010, the Company had an amount totaling $88,355 due from Sage.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

4. NOTE RECEIVABLE

During the year ended March 31, 2010, the Company sold an asset by signing a 24-month lease agreement with an individual. In accordance with ASC 840-10-55 the Company accounted for the transaction as a sales type lease. The net present value at the time of the sale was $22,794 and was reported on the consolidated balance sheet as a note receivable. Interest income to be recognized over the two-year life is $1,206. Each payment received will be allocated by reduction of the face value of the note receivable and the recognition of interest income. Three lease payments were received during the quarter ended June 30, 2010. The current portion of the note receivable totals $10,730.

5. NEVADA EAGLE RESOURCES LLC

On August 21, 2007, Gryphon Gold closed the acquisition of Nevada Eagle Resources LLC (“Nevada Eagle”). On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. (“Fronteer”) for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho. The Company recognized a gain of $653,949 in connection with the sale. The Company completed the sale of Nevada Eagle during the three months ended June 30, 2010, Nevada Eagle’s results have been classified and presented in Discontinued Operations.

6. EQUIPMENT

	June 30, 2010
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	233,660	152,985	80,675
Trucks	85,597	44,743	40,854
Total	319,257	197,728	121,529

	March 31, 2010
		Accumulated
	Cost	Depreciation	Net Book Value
	$	$	$

Office and lab equipment	210,510	142,688	67,822
Trucks	64,097	41,633	22,464
Total	274,607	184,321	90,286

7. MINERAL PROPERTIES

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Mineral property costs, March 31, 2008	1,920,371
Expenditures during the year	10,538
Mineral property costs, March 31, 2009 and 2010	1,930,909
Sage Gold Inc. option payment received	(100,000)
Property retained from sale of Nevada Eagle	11,003
Mineral property costs, June 30, 2010	1,841,912

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

7. MINERAL PROPERTIES, CONTINUED:

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

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units on June 16, 2010 ($200,000) and on August 16, 2010 ($200,000). Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date, but not less than Cdn$0.18 per unit and not more than Cdn.$0.25, subject to TSX approval.

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

8. EXPLORATION

	Three months	Three months	Period from April
	ended	ended	24, 2003 (inception)
	June 30, 2010	June 30, 2009	to June 30, 2010
	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	225,739	458	7,583,735
Property maintenance	57,668	120,576	3,566,873
Geologic and assay	21,439	910	2,054,726
Project management	5,547	-	1,877,077
Engineering	65,596	154,759	1,522,165
Metallurgy	-	-	331,210
Subtotal Borealis property	375,989	276,703	16,935,786
Other exploration	9,650	750	51,855
Total exploration	385,639	277,453	16,987,641

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

9. OTHER ASSETS

	June 30, 2010	March 31, 2010
	$	$
Reclamation bond & deposits	189,539	160,777
Option to amend Borealis Property mining lease	560,903	560,902
	750,442	721,679

On June 30, 2010 the Company had $191,125 (March 31, 2010 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $27,177 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest Bond was increased during the quarter ended June 30, 2010 by $57,525 of which $28,762 was invoiced to Sage reducing our carrying value of the bond. At June 30, 2010, the Company has recorded an estimated reclamation liability of $5,600 (March 31, 2010 – $5,600) representing future obligations related to its general property activities completed to June 30, 2010.

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

10. CONVERTIBLE PROMISSORY NOTE

Gryphon Gold issued a Convertible Promissory Note to the former owners of Nevada Eagle (See Note 5) [the “Debt holders”] with a face amount of $5 million, due March 30, 2010, bearing interest at 5% per annum, payable on January 1 and June 1 of each year. The note was convertible at the holder’s option into shares for the first 12 months after closing at a conversion price of $1 per common share; for the next 12 months at $1.25 per common share; for the period 24 months from closing to March 29, 2010 at $1.50 per common share and on March 30, 2010 at $1.75 per common share. The Convertible Promissory Note, including the conversion feature and change in control event of default acceleration feature embedded derivative, was recorded at its estimated issue date fair value of $4,272,359.

On February 5, 2010, the Company and the Debt holders entered into Amendment No. 1 to a certain Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, (i) the Company obtained the right, in lieu of the $500,000 cash payment required to exercise the option, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds of $500,000 from a contemplated private placement or February 19, 2010; and (ii) to delete the unmet conditions required to be satisfied by the Company in order to be permitted to exercise the option. The promissory note was fully repaid prior to year end.

As consideration for entering into Amendment No. 1, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and TSX approval (the “Approvals”). The conversion price of Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note. As a result of the consideration for entering into the Amendment No.1, the Company recorded a liability of $270,000 based on the fair value of the shares to be issued to the Debt Holders at the time the agreement was executed.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

10. CONVERTIBLE PROMISSORY NOTE, CONTINUED:

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

On April 23, 2010, the Company’s wholly owned subsidiary, Nevada Eagle Resources LLC, was sold to Fronteer Development (USA) Inc. (“Fronteer”), as part of the purchase price paid by Fronteer, the convertible note was assumed by Fronteer.

11. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended June 30, 2010, the Company issued 436,929 common shares with a fair value of $60,000 to Telesto Nevada Inc. which was applied against accounts payable.

On June 16, 2010, the Company completed a private placement relating to its Option Agreement with Sage, of 1,464,429 units at Cdn$0.14 for gross proceeds of $200,000 (Cdn$205,020). Each unit consisted of one common share and one half series M warrant. Each series M warrant entitles the holder to purchase a common share at a price of US$0.20 per share for a period of 24 months. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than Cdn$0.60 per common share, for a period of twenty consecutive days.

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

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

11. CAPITAL STOCK, CONTINUED:

Warrants outstanding, March 31, 2006	17,104,693
Issued for:
Private placements – Series D	64,500
Private placements – Series E	5,000,000
Agents’ compensation on private placement – Series F	85,050
Exercised	(1,658,275)
Expired	(15,175,410)
Warrants outstanding, March 31, 2007	5,420,558
Issued for:
Private placements – Series G	5,000,000
Private placements – Series I	4,486,500
Agents’ compensation on private placement – Series H	265,050
Agents’ compensation on private placement – Series J	89,530
Exercised	(130,000)
Expired	(290,558)
Forfeited	(14,000)
Warrants outstanding, March 31, 2008	14,827,080
Expired	(5,340,580)
Warrants outstanding, March 31, 2009	9,486,500
Exercised	(7,161,500)
And Expired	(2,325,000)
Issued for:
Private placements – Series K	5,448,667
Private placements – Series L	990,500
Warrants outstanding, March 31, 2010	6,439,167
Issue for:
Private placements – Series M	732,215
Warrants outstanding June 30, 2010	7,171,382

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2010:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,448,667	1.6	$0.25	February 18, 2012
990,500	0.6	$0.21	February 18, 2011
732,215	1.9	$0.20	June 16, 2012
7,171,382	1.4	$0.22

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

11. CAPITAL STOCK, CONTINUED:

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

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2010	2009
	$	$
Management salaries, exploration expense & consulting fees	40,139	49,364

Stock option activity

The following table summarizes the Company’s stock option activity for the three months ended June 30, 2010:

	Number of	Weighted Average
	Stock	exercise price
	Options
Outstanding, April 1, 2010	4,507,500	$0.46	*
Granted	200,000	$0.15
Forfeited	(250,000)	$0.31	*
Total outstanding at June 30, 2010	4,457,500	$0.45	*
Vested and exercisable at June 30, 2010	4,170,000	$0.46	*
* Based on the June 30, 2010 exchange rate of Cdn$1 equals US$0.9393.

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

11. CAPITAL STOCK, CONTINUED:

The following table summarizes information about stock options outstanding as at June 30, 2010:

Stock Options Outstanding and Exercisable
			Average
Stock Options	Average Remaining	Stock Options	Remaining Life	Exercise price
Outstanding	Life	Exercisable	of Exercisable
	(Years)		(Years)
95,000	0.4	95,000	0.4	Cdn$0.85
20,000	0.7	20,000	0.7	Cdn$1.37
395,000	0.8	395,000	0.8	Cdn$1.37
20,000	0.8	20,000	0.8	Cdn$1.37
30,000	0.9	30,000	0.9	Cdn$1.60
50,000	1.1	50,000	1.1	Cdn$1.29
50,000	1.3	50,000	1.3	Cdn$1.34
90,000	1.5	90,000	1.5	Cdn$0.81
20,000	1.6	20,000	1.6	Cdn$0.88
125,000	1.7	125,000	1.7	Cdn$0.80
20,000	1.9	20,000	1.9	Cdn$0.95
85,000	2.2	85,000	2.2	Cdn$0.90
150,000	2.6	150,000	2.6	Cdn$0.62
20,000	2.8	20,000	2.8	Cdn$0.43
300,000	2.8	300,000	2.8	Cdn$0.41
362,500	3.0	362,500	3.0	Cdn$0.38
550,000	3.1	462,500	3.1	Cdn$0.41
200,000	3.2	200,000	3.2	Cdn$0.28
150,000	3.2	150,000	3.2	Cdn$0.26
150,000	3.4	150,000	3.4	Cdn$0.07
275,000	3.4	275,000	3.4	Cdn$0.07
250,000	3.4	250,000	3.4	Cdn$0.26
100,000	3.7	100,000	3.7	Cdn$0.28
150,000	4.1	150,000	4.1	$0.17
500,000	4.2	500,000	4.2	$0.22
100,000	4.6	25,000	4.6	$0.22
100,000	4.8	25,000	4.8	$0.15
100,000	4.9	50,000	4.9	$0.14
4,457,500		4,170,000

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

11. CAPITAL STOCK, CONTINUED:

Valuation assumptions

Compensation expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option pricing model. The weighted average assumptions used in the pricing model include:

	2010	2009

Dividend yield	0%	0%
Expected volatility	100% -105%	51% - 80%
Risk free interest rate	1.40% -1.62%	1.31% - 2.06%
Expected lives	3 years	3 years

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

The following table summarizes information about RSU’s outstanding as at June 30, 2010:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average
					Fair Value
					at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77

Outstanding at June 30, 2010	798,670	665,920	132,750	—	—

Gryphon Gold Corp
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

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

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, and office space in Hawthorne, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2011	54,408
2012	59,344
2013	58,144
2014	24,227

The Vancouver office has been sub-leased commencing February 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised before October 31, 2010. If the option to terminate the Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at June 30, 2010 the Company has accrued $44,958 being the difference between the required lease payments and the estimated future sub-lease receipts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including, but not limited to our annual report on Form 10-K as filed on June 28, 2010. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Overview

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

During the quarter ended June 30, 2010, approximately 21 holes and 5,580 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling was completed on the Borealis Property. As of June 30, 2010, approximately 224 holes and 147,800 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling has been completed on the Borealis Property. The majority of the holes were in the area of existing mineralization in order to allow us to complete the PA with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis property.

On July 15, 2009, we announced the completion and results of our Pre-Feasibility Study for the development of the Borealis Property. On September 22, 2009, we filed our Pre-Feasibility Study entitled "NI 43-101 Pre-Feasibility Study of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA, Revised and Restated" dated September 17, 2009 (the "Pre-Feasibility Study") with securities regulatory authorities in Canada, pursuant to Canadian securities laws and the rules of Toronto Stock Exchange, and furnished it to the SEC as Exhibit 99.1 to the Company’s Form 8-K, filed on September 22, 2009. The report shows an average annual production of over 50,000 ounces a year gold-equivalent for five years, an initial construction cost of $14.8 million, including a $1million contingency and average life of mine cash operating cost of $476 per ounce of gold. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

On March 5, 2010, the Company and Sage entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted Sage the option (the “Option”) to enter into a Joint Venture Agreement (the “Joint Venture Agreement”) and earn a 50% joint venture interest (the “Joint Venture”) in the Company’s Borealis gold project located in the Walker Lane Mineral Belt of Southwest Nevada (the “Borealis Project”). The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. For a further discussion of the Option Agreement see “Liquidity and Capital Resources – Borealis Mine” below.

Administration and Capital Resource Activities

On December 31, 2009, Mr. Michael K Longinotti resigned as Chief Financial Officer.

On January 6, 2010, the Registrant announced that R. William Wilson had been appointed as Chief Financial Officer of the Company. On May 28, 2010, R. William Wilson resigned as Chief Financial Officer and Matthew A. Fowler of Sharp Executives Associates was appointed Interim Chief Financial Officer of the Company

On February 5, 2010, the Company and the Debt holders entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (“Amendment No. 1”) pursuant to which, among other items, the Company obtained the right (i) in lieu of the $500,000 cash payment, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds $500,000 from a contemplated private placement or February 19, 2010 (the “Amended Note”); (ii) to delete certain unmet conditions required to be satisfied by the Company in connection with the exercise of the Option; and (iii) to update the schedule of properties listed to secure repayment of the Amended Note.

As consideration for entering into Amendment No. 1, on February 5, 2010, the Company and the Debt holders entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders 1,500,000, valued at $270,000 at the time of the amendment, common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration is subject to obtaining Company shareholder and Toronto Stock Exchange approval (the “Approvals”). The conversion price of the Amended Note will be amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012. In the event that the Approvals are not obtained within five business days following the first meeting of the Company’s shareholders, but no later than August 22, 2010, then the Company agreed to pay the Amendment Consideration by issuing unsecured, one-year note(s) with fixed interest rates of 5% per annum as follows: (a) $300,000 in lieu of issuing the Debt holders 1,500,000 common shares and/or (b) $100,000 in lieu of reducing the conversion price of the Amended Note.

On February 5, 2010, the Company exercised the Option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 common shares and a promissory note in the principal amount of $500,000 to the Debt holders, and issuing the Amended Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho.

On June 16, 2010, the Company closed the private placement with Sage Gold, Inc. (“Sage”) and issued 1,464,429 units at a purchase price of Cdn$0.14 per unit for gross proceeds of $200,000 (Cdn$205,000). Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.20.

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

We recognize that additional resources are required to enable us to continue operations. Our objective is to raise additional funds through debt and/or equity financing, or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet its obligations and may have to suspend or cease operations.

We intend to continue to take all steps necessary to preserve our rights to the Borealis property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations and obtaining necessary permits for the construction of the leach pad.

The following activities are currently planned for the duration of fiscal 2011:

  Obtain financing necessary to begin the Borealis Oxide Heap Leach mine project.
  Begin construction and bring the Borealis resource into production with-in six months of receiving financing and board approval to proceed.
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

Three months ended June 30, 2010 compared to three months ended June 30, 2009

For the three months ended June 30, 2010, we had a net loss of $392,593or $0.01 from continued operations and net income of $653,949 or $0.01 from discontinued operations compared to a net loss of $395,716 or $0.01 per share in the same period in the prior year.

Exploration expenses during the quarter ended June 30, 2010 were $385,639 or 37% of our total expenses compared to $277,453 or 70% of our total expenses in the prior year. Most of the exploration costs recognized in the current quarter were for completing all ongoing property lease payments and a small oxide drill program. During the quarter ended June 30, 2010, approximately 21 holes and 5,580 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling was completed on the Borealis Property. There was no drilling in the prior year’s comparable quarter.

Management salaries and consulting fees in the quarter ended June 30, 2010 were $313,928 compared to $95,764 incurred in the quarter ended June 30, 2009. Total non-cash compensation expense due to the recognition of costs related to stock options was $40,139 in the quarter ended June 30, 2010 compared to the prior year’s fiscal first quarter of $49,364. Management salaries and consulting fees during the quarter increased due to the CEO returning to full time, the hiring of a VP of Exploration and a bonus of $97,500 paid to the CEO. General and administrative costs increased to $139,833 compared to $56,342 the prior year’s quarter as a result of our efforts to increase investor relations activity. Legal and audit fees for the period were $57,413, an increase from the prior year’s quarter of $23,107. These costs increased due to the sale of Nevada Eagle Resources and the Option Agreement with Sage. Travel and accommodation costs during the quarter ended June 30, 2010 were $33,538, compared to $4,914 expended on travel in the prior year’s comparable quarter. The increase in travel and entertainment cost is due primarily to travel costs incurred in relation to the Option Agreement with Sage.

Interest income earned on cash deposits was $100 for the quarter ended June 30, 2010, compared to $114 in the prior year quarter.

We hold certain securities for trading. We receive these securities as partial payment of lease obligations for Nevada Eagle exploration properties. When we receive these shares, they have trading restrictions and we cannot sell them for approximately four to six months from the date of receipt. During the quarter ended June 30, 2010, we sold a number of these securities and received $73,810 in proceeds and recorded a realized gain of $19,060. This realized gain was partially offset by unrealized losses recorded in prior reporting periods as we reduced the carrying value of the securities to their quoted market value.

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

Borealis Mine

Sage Option Agreement

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

On March 5, 2010, the Company and Sage entered into an Option Agreement pursuant to which the Company granted Sage the Option to enter into a Joint Venture Agreement and earn a 50% joint venture interest in the Company’s Borealis Project. The Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between the Company and Sage, dated February 23, 2010. Under the terms of the Option Agreement, as amended on April 19, 2010, April 28, 2010 and June 15, 2010, Sage has the right to exercise the Option and enter into the Joint Venture Agreement with the Company upon the satisfaction of the following conditions:

(a)

Sage will make a $9,000,000 capital contribution to Borealis Mining or a corporate entity formed for the purposes of the Joint Venture on or before the earlier of (A) any time prior to June 30, 2011 (the “Option Period”) or (B) within sixty (60) days after receipt by the Parties (or as soon thereafter as is practicable for Sage using its best efforts) of a binding commitment letter for the remainder of the project financing required to bring the Borealis Project into production on terms acceptable to the Parties, acting reasonably.

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

(d)

Sage will agree to invest $400,000 in a private placement in the Company’s units in installments of $200,000 by June 16, 2010 and $200,000 August 16, 2010by May 11, 2010. Each unit consisting of one share of common stock of the Company and one half of a share purchase warrant at an issue price equal to the greater of (i) the maximum discounted price permitted under Part VI of the TSX Company Manual and (ii) a 5% premium to the 30 day volume weighted closing price of the common stock of the Company ending on the day immediately prior the subscription date.

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

Sage may not be able to complete the private placement installment of $200,000 due to be completed by August 16, 2010. If Sage is unable to complete the private placement installment and the parties do not otherwise come to an agreement to amend the Option Agreement, then the Option Agreement will terminate.

Further, Sage’s ability to exercise the Option is dependent upon Sage obtaining $9,000,000 to make the necessary capital contribution under the Option Agreement and being able to arrange for adequate project financing to bring the Borealis Mine into production. There can be no assurance that Sage will be able to obtain the necessary capital contribution or project financing to permit it to exercise the Option. Further, Sage may also elect not to exercise the Option to enter into a Joint Venture with the Company during the Option Period.

If the Option Agreement terminates or if Sage is unable to raise the necessary capital contribution and project financing or elects not to exercise the Option to enter into a Joint Venture, the Company will need to seek alternative sources of capital to fund the development of the Borealis Mine. Such other sources of capital may include equity or debt financing or other joint venture opportunities. Such other sources of capital may not be available to the Company on reasonable terms, if at all. If this is the case, the Company may not be able to develop the Borealis Mine as currently planned, if at all, and the Company’s future results of operation would be adversely affected.

The foregoing description provides the material details of the Option Agreement, as amended. For further information please see (i) the Option Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 8, 2010, (ii) Amendment No. 1 to Option Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 30, 2010, (iii) Amendment No. 2 to Option Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 20, 2010, (iv) Amendment No. 3 to Option Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2010, and (v) Amendment No. 4 to Option Agreement, a copy of which is filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 15, 2010.

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,762 per month, payable to each of Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994, Hardrock Mining Company, a Nevada corporation, and John W. Whitney (the “Borealis Owners”). These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

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

There can be no assurance that the Company will be able to exercise the option to buy down the royalty or negotiate as further extension of the agreement before August 22, 2010. If the Company is unable to exercise the option or obtain an extension, the Company’s ability to put the Borealis Mine into production would be adversely affected by the current royalty structure as discussed above. This may make the Borealis Mine less profitable or prevent the Company from putting the Borealis Mine into production, which would adversely affect the Company’s future results of operations.

Capital Resources

At June 30, 2010, we had working capital of $1,656,762 with an average cash expenditure rate of $200,000 per month in a typical month based on our current level of business activity. This level of activity is subject to change based upon future events. Current assets consisted of $2,138,151 in cash, $45,040 in securities held for trading, $24,073 in accounts receivable, $88,355 in accounts receivable – joint venture, $10,730 in the note receivable and $96,450 in prepaid expenses. We had $476,037 in accounts payable and accrued liabilities, and $270,000 in share consideration payable to former owners of discontinued operations at June 30, 2010.

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

Our market value and the market values for companies similar to us have declined considerably over the past twelve months due to market conditions as discussed above. To preserve as much cash as possible and to ensure liquidity for the longest period possible, we have taken steps to reduce our rate of cash expenditure. These steps included reducing the number of personnel to three at reduced compensation rates, terminating other employees and temporarily suspending development work on the Borealis property, including engineering work. We have also reduced discretionary spending, including sub-leasing our Vancouver, British Columbia office and moving our office in Nevada from Reno to Carson City.

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

Our current working capital is $1,656,762, with an average cash expenditure rate of $200,000 per month in a typical month based on the current number of employees we have. We will attempt to raise capital in one or more financings, which may include equity offerings, joint ventures, or other asset sales. This expenditure rate is subject to change based upon future events. The average burn rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis property at 5%.

During the quarter ended June 30, 2010, we used cash in operating activities of $1,347,940 which included our net loss during the quarter of $392,593 off-set by depreciation of $13,409, non-cash compensation of $40,139, non-cash interest expense of $10,364, unrealized loss of $92,176 and a $19,060 realized gain on the valuation of marketable securities,$653,949 gain on sale of discontinued operations, and changes in non-cash working capital of a $76,015 increase in accounts receivable, a $356,940 decrease in accounts payable, a $65,470 increase in prepaid expenses and $60,000 of accounts payable settled through an issuance of common stock.

We received cash from investing activities of $2,354,286 including $57,525 increase in reclamation bond, $32,599 in purchase of equipment, $2,250,000 in sale of discontinued operations, $117,760 from proceeds of sale of minerals properties, $73,810 from the sale of securities, and $2,842 from the payments on the note receivable.

We received cash from financing activities of $194,748 including $200,000 from the sale of common shares, and $5,252 in share issue costs for the quarter ended June 30, 2010. Cash increased during the period by $1,201,095 to $2,138,151 as at June 30, 2010.

Updated share capital as of August 13, 2010:

Basic Common Stock Issued and Outstanding	87,935,132
Warrants, Options and other Convertible Securities	11,628,882
Fully Diluted Common Stock	99,564,014

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies and estimates, which we believe are important to understanding our financial results.

Codification

In June 2009, the Company adopted ASC 105-10-65, the accounting standards codification and the hierarchy of generally accepted accounting principles. Under ASC 105-10-65 codification will become the exclusive source of authoritative generally accepted accounting principles (“GAAP”) it will be applied by all nongovernmental entities. ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-65 did not have a material impact on the Company’s consolidated financial statements. All references to GAAP provided in the notes to the consolidated financial statements have been updated to conform to the Codification.

Revenue recognition

Mineral lease rentals are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Under the Option Agreement with Sage, Sage is required to reimburse the Company 50% of Borealis expenditures, which will be recorded as an accounts receivable and a reduction in the corresponding expense. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. The leases provide for the receipt of royalty payments upon production being generated from the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.

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

Stock-based compensation

The Company accounts for its stock options in accordance with ASC 718-10, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital.

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

Fair value measurements

The Company measures fair value in accordance with ASC 820-10-55 “Fair Value Measurements”. The objective of ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10-55 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of ASC 820-10-55 did not have a material effect on the Company’s consolidated financial statements.

The Company measures its held for trading securities at fair value in accordance with ASC 820-10-55. ASC 820-10-55 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

* Level 1 – Quoted prices for identical instruments in active markets;

* Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

* Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Pronouncements

The Company accounts for non-controlling interests in accordance with ASC 810-10-55, this policy establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this policy requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC 810-10-55 is effective for our fiscal year commencing April 1, 2009, including interim periods within that fiscal year. The adoption of this policy did not have a material impact on the Company’s financial position or results of operations.

The Company accounts for Business Combinations in accordance with ASC 805-10-55, this guidance calls for the recognizing and measuring of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-55 is effective for the Company’s fiscal year beginning April 1, 2009 and is applied prospectively. ASC 805-10-55 may have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

The Company accounts for derivative instruments and hedging activates in accordance with ASC 815-10-15. This policy requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. ASC 815-10-15 is effective for fiscal years beginning after November 15, 2008. The provisions of ASC 815-10-15 are only related to disclosure of derivative and hedging activities, and the adoption of this policy did not have a material impact on our consolidated operating results, financial position, or cash flows.

The Company accounts for convertible debt instruments that may be settled in cash upon conversion in accordance with ASC 470-20-55 which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 470-20-55 did not have a material impact on our consolidated operating results, financial position, or cash flows.

In June 2008, The Company adopted ASC 815-40-55 for determining whether an instrument or embedded feature is indexed to an entity’s own stock. ASC 815-40-55 clarifies the determination of whether an instrument or an embedded feature is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-20-25 If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of ASC 815-40-55. ASC 815-40-55 is effective for our fiscal year beginning April 1, 2009 and required the reclassification of the value of all warrants with an exercise price denominated in Canadian dollars from equity to liabilities, and this liability is stated at fair value each reporting period. At April 1, 2009, a reclassification of $2,975,330 reduced additional paid in capital (the value of the warrants using Black-Scholes at time of original issue), deficit accumulated during the exploration stage was reduced by $2,888,130 and a liability of $87,200 (the value of the warrants at April 1, 2009) was recorded.

In May 2009, the Company adopted ASC 855-10-25 which establishes accounting and reporting standards for subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-25 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The adoption of ASC 855-10-25 is effective for our fiscal year commencing April 1, 2009. The adoption of ASC 855-10-25 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2009 the Company adopted ASC 820-10-65 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 820-10-65:

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
  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of ASC 820-10-65 and to quantify its effects, if practicable.
  Applies to all fair value measurements when appropriate.

The Company applied ASC 820-10-65 prospectively, retrospective application is not permitted. ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity that adopts ASC 820-10-65 early must also early adopt ASC 320-10-65, which covers the recognition and presentation of other-than-temporary impairments. The adoption of ASC 820-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

The Company adopted ASC 320-10-65 in the second quarter of 2009. ASC Topic 320-10-65 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance. The Company’s adoption of ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt ASC 320-10-65 in the first quarter of 2009. The adoption of ASC 320-10-65 had no impact on the Company’s consolidated operating results, financial position, or cash flows.

In April 2009, the Company adopted ASC 270-10-05, interim disclosures about fair value of financial instruments. ASC 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year. The guidance requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This pronouncement is effective for periods ending after June 15, 2009. The Company adopted this standard effective June 30, 2009, and it did not have a material impact on the Company’s financial position and results of operations.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), John L. Key, and the Interim Chief Financial Officer (“CFO”), Matthew A. Fowler, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

With the exception of the reported change in Chief Financial Officeers, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS AND UNCERTAINTIES

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2009 which was filed with Securities and Exchange Commission on June 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009, all transactions in which we have offered and sold the following securities in unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended have been reported on current reports on Form 8K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description

10.5	Interim Consulting Agreement between the Registrant and Mr. R. William Wilson, dated January 6, 2010
10.6	Amendment No. 1 to the Option Agreement between the Registrant, Gerald and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 5, 2010(5)
10.7	Option Consideration Agreement between the Registrant and Gerald and Fabiola Baughman, dated February 5, 2010(6)
10.8	Amendment No. 2 to the Option Agreement between the Registrant, Gerald and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 12, 2010 (7)
10.9	Binding Letter of Intent between the Registrant and Sage Gold Inc., dated February 23, 2010 (8)
10.10	Option Agreement between the Registrant, Borealis Mining Company, and Sage Gold Inc. dated March 5, 2010 (9)
10.11	Amendment No. 1 to Option Agreement and Amendment No. 1 to Subscription Agreement between the Registrant, Borealis Mining Company, and Sage Gold Inc. dated March 26, 2010 (10)

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2010
(6)	Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 10, 2010
(7)	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 18, 2010
(8)	Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on February 25, 2010
(9)	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010
(10)	Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By: /s/ John L. Key
       John L. Key
       Chief Executive Officer
       (On behalf of the registrant and as Principal executive officer)

       Date: August 13, 2010

By: /s/ Matthew A Fowler
       Matthew A. Fowler
       Interim Chief Financial Officer
       (On behalf of the registrant and as Principal financial and accounting officer)

       Date: August 13, 2010