Form 10-Q
period 2010-09-30
GRYPHON GOLD CORP
filed 2010-11-12
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [  ] No

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

[  ] Yes [X] No

Number of common shares outstanding at November 12, 2010: 89,710,132

GRYPHON GOLD CORPORATION
September 30, 2010

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Unaudited Consolidated Balance Sheet as of September 30, 2010 and Audited Consolidated Balance Sheet as of March 31, 2010	2
	Unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2010 and 2009; and the period of inception from April 24, 2003 to September 30, 2010	3
	Unaudited Consolidated Statements of Stockholders’ Equity for the period of inception from April 24, 2003 to September 30, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009, and the period of inception from April 24, 2003 to September 30, 2010	5
	Notes to Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Balance Sheets
(Unaudited) (Stated in U.S. dollars)

	As at	As at
	September 30,	March 31,
	2010	2010
	$	$

ASSETS
Current
Cash	1,257,812	937,056
Held for trading securities	-	191,966
Accounts receivable	6,453	20,183
Accounts receivable – option agreement	-	16,230
Current portion of note receivable	8,815	11,441
Prepaid expenses	41,021	30,980
Assets held for sale at discontinued operations [note 3]	-	3,788,691
Total Current Assets	1,314,101	4,996,547
Equipment	133,021	90,286
Mineral properties [note 4]	1,841,912	1,930,909
Other assets [note 6]	974,512	721,679
Non-current portion of note receivable	-	2,131
Total Assets	4,263,546	7,741,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	335,112	832,977
Share consideration payable to former owners of discontinued operations	-	270,000
Liabilities held for resale and in discontinued operations [note 3]	-	2,170,223
Total Current Liabilities	335,112	3,273,200

Asset retirement obligation liability	48,254	-

Commitments & contingencies [note 9]

Stockholders' Equity
Preferred stock	-	-
Common stock	89,710	86,034
Additional paid-in capital	40,198,276	39,585,228
Deficit accumulated during the exploration stage	(36,407,806)	(35,202,910)
Total Stockholders' Equity	3,880,180	4,468,352
Total Liabilities & Stockholders' Equity	4,263,546	7,741,552

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

					Period from
	Three months	Three months	Six months	Six months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Exploration [note 5]	192,789	580,167	578,429	855,044	17,180,431
Management salaries and consulting fees	228,203	153,448	542,131	249,212	9,905,500
General and administrative	208,098	133,432	347,931	188,891	4,106,460
Legal and audit	126,408	120,757	183,821	143,444	2,289,259
Travel and accommodation	35,755	23,652	69,293	28,566	1,214,691
Depreciation & amortization	14,213	10,950	27,622	22,103	281,252
Loss (gain) on disposal of equipment	-	-	-	(18,928)	5,624
Foreign exchange (gain) loss	5,806	(31,555)	16,738	(33,030)	23,910
Gain on change in liability of warrants [note 7[b]]	-	340,910	-	254,690	(2,676,000)
Interest income	(1,906)	(776)	(2,006)	(890)	(741,004)
Interest expense	280	214	873	304	9,030
Unrealized (gain) loss on securities	-	(10,914)	104,293	(83,760)	-
Realized (gain) loss on sale of securities	2,656	-	(28,521)	13,484	126,283
Loss for the period from continuing operations	(812,302)	(1,320,285)	(1,840,604)	(1,619,130)	(31,725,436)

Discontinued operations:
Loss from discontinued operations	-	(341,085)	(18,241)	(437,955)	(5,336,319)
Gain on sale from discontinued operations	-	-	653,949	-	653,949
Income (loss) from discontinued operations	-	(341,085)	635,708	(437,955)	(4,682,370)

Net loss for period	(812,302)	(1,661,370)	(1,204,896)	(2,057,085)	(36,407,806)
Basic and diluted income (loss) per share:
Loss from continuing operations	(0.009)	(0.020)	(0.021)	(0.026)
Income (loss) from discontinued operations	-	(0.005)	0.007	(0.007)
Total loss per share	(0.009)	(0.025)	(0.014)	(0.033)

Basic and diluted weighted average number of common shares outstanding	88,620,186	64,786,284	87,653,800	62,515,493

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Stockholders' Equity
(Unaudited) (Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,273,087)	—	(1,273,087)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial public offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements	—	—	222,627	—	222,627
Fair value of options granted to consultants	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO	—	—	135,100	—	135,100
Fair value of options granted	—	—	2,274,508	—	2,274,508
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Fair value of stock granted	221,670	222	21,415	—	21,637
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(35,774,819)	(35,774,819)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
For private placements	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted	—	—	166,088	—	166,088
Fair value of vested stock grants	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability
FASB ASC 815-40-55	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910)	4,468,352
Shares issued:
For private placements	1,464,429	1,464	198,536	—	200,000
Option consideration	1,500,000	1,500	268,500	—	270,000
Share issue costs	—	—	(12,486)	—	(12,486)
Fair value of stock granted	275,000	275	42,473	—	42,748
Fair value of options granted [note 7[c]]	—	—	56,462	—	56,462
Settlement of accounts payable [note 7[a]]	436,929	437	59,563	—	60,000
Net loss for the period	—	—	—	(1,204,896)	(1,204,896)
Balance, September 30, 2010	89,710,132	89,710	40,198,276	(36,407,806)	3,880,180

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Six	Six	Period from
	months ended	months ended	April 24, 2003
	September 30,	September 30,	(inception) to
	2010	2009	September 30,
			2010
	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,204,896)	(2,057,085)	(36,407,806)
Items not involving cash:
Depreciation	27,622	22,103	281,252
(Gain) loss on disposal of equipment	-	(18,928)	5,624
Write down of accrued liability	(124,008)	-	(124,008)
Fair value of options, warrants and other non-cash compensation [note 7[c]]	99,210	72,079	3,436,183
Non-cash interest expense on discontinued operations [note 3]	10,364	200,663	725,304
Realized (gain) loss on securities	(28,521)	13,484	126,282
Unrealized (gain) loss on sale of securities	104,292	(83,760)	-
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties [note 3]	-	-	5,100,000
Loss (gain) on disposal of mineral properties	-	58,553	53,168
Loss (gain) on change in warrant liability [note 7[b]]	-	255,439	(2,676,000)
Gain on extinguishment of debt [note 3]	-	-	(1,327,076)
Gain on sale of discontinued operations [note 3]	(653,949)	-	(653,949)
Changes in non-cash working capital items:
Accounts receivable	29,960	15,373	(2,703)
Accounts payable and accrued liabilities	(313,857)	336,718	276,927
Prepaid expenses	(10,040)	33,472	(41,017)
Cash used in operating activities	(2,063,822)	(1,151,889)	(31,113,409)
INVESTING ACTIVITIES
Other assets [note 9]	(54,578)	-	(215,355)
Option payment received [note 4]	100,000	-	100,000
Purchase of equipment	(58,307)	(734)	(364,502)
Cash received from sale of discontinued operations	2,250,000	-	2,250,000
Nevada Eagle acquisition and related non-compete agreement [note 3]			(3,068,340)
Mineral property expenditures [note 4]	(11,003)	(9,079)	(2,003,133)
Mineral property lease payments received	-	106,750	1,499,854
Proceeds from sale of mineral properties	-	50,000	200,000
Option payment to amend royalty [note 6]	(150,000)	-	(460,902)
Proceeds from sales of held for trading securities	116,195	9,951	177,149
Proceeds from note receivable	4,757	5,000	15,185
Proceeds from sale of equipment	-	1,571	16,403
Cash provided (used) by investing activities	2,197,064	163,459	(1,853,641)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt [note 3]	-	-	(500,000)
Capital lease principal payments	-	-	(53,523)
Exercise of warrants	-	1,161,036	1,161,036
Shares issued for cash	200,000	-	36,570,369
Share issue costs	(12,486)	-	(3,342,145)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	187,514	1,161,036	34,224,862
Increase (decrease) in cash during the period	320,756	172,606	1,257,812
Cash, beginning of period	937,056	799,517
Cash, end of period	1,257,812	972,123	1,257,812
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of accounts payable	60,000		60,000
Extinguishment of note payable by sale of discontinued operations	2,180,587		2,180,587
Share consideration paid to former owners of discontinued operations	270,000		270,000
Asset retirement obligation	48 254		48 254

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company, (collectively, “Gryphon Gold” or “the Company”). The Company is an exploration stage company in the process of exploring mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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

On April 23, 2010, the Company sold its wholly owned subsidiary, Nevada Eagle Resources LLC (“Nevada Eagle”), and management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary, such as the sale of interests in its remaining mineral properties. No assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $36,407,806 and at September 30, 2010 has cash on hand of $1,257,812. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Codification

In June 2009, the Company adopted ASC 105-10-65, the accounting standards codification and the hierarchy of generally accepted accounting principles. Under ASC 105-10-65 codification became the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) to be applied by all nongovernmental entities. ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of FASB ASC 105-10-65 did not have a material impact on the Company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements have been updated to conform to the Codification.

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

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, COUNTINUED: Fair value measurements, continued:

The Company measures it’s held for trading securities at fair value in accordance with ASC 820-10-55. ASC 820-10-55 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable method data, if available when estimating fair value. The fair value of the Company’s held for trading securities is based on the quoted market prices (level 1). The Company’s cash, accounts and notes receivable, and accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.

Asset Retirement Obligations

The Company accounts for reclamation costs by the allocation of the expense over the life of the related assets which are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Such costs include care and maintenance, removal of mining infrastructure, filling in of the mine area, and re-vegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, its asset retirement obligation in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations”.

NEW ACCOUNTING PRONOUNCEMENTS Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning March 31, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation. The Statement of Operations relating to costs of discontinued operations for the three and six-month period ended September 30, 2009 have been classified as such for comparative purposes for the three and six-month period ended September 30, 2010.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

3. NEVADA EAGLE RESOURCES LLC

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

The Company completed the sale of Nevada Eagle during the three months ended June 30, 2010; Nevada Eagle’s results have been classified and presented in Discontinued Operations.

4. MINERAL PROPERTIES

Total
$

Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Mineral property costs, March 31, 2008	1,920,371
Expenditures during the year	10,538
Mineral property costs, March 31, 2009 and 2010	1,930,909
Sage Gold Inc. option payment received	(100,000)
Mineral property expenditures	11,003
Mineral property costs, September 30, 2010	1,841,912

5. EXPLORATION

					Period from
	Three months	Three months	Six months	Six months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	September	September	September	September	September 30,
	30, 2010	30, 2009	30, 2010	30,2009	2010
	$	$	$	$	$

NEVADA, USA
Borealis property Exploration:
Drilling	20,996	(133)	246,736	324	7,604,732
Property maintenance	154,537*	167,486	212,204	285,487	3,721,410
Geologic and assay	17,732	162,352	39,172	163,262	2,072,458
Project management	4,037	126,112	9,584	126,112	1,881,114
Engineering	3,645	124,049	69,241	278,808	1,525,810
Metallurgy	—	—	—	—	331,210
Subtotal Borealis property	200,947	579,866	576,937	853,993	17,136,734
Other exploration	(8,158)	301	1,492	1,051	43,697
Total exploration	192,789	580,167	578,429	855,044	17,180,431

*Property maintenance was reduced by $124,008 during the three months ended September 30, 2010, due to an accrued liability at year end that was written down as the Company has determined it has no legal obligation to pay.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

6. OTHER ASSETS
	September 30,	March 31,
	2010	2010
	$	$

Reclamation bond & deposits	215,355	160,777
Option to amend Borealis Property mining lease	710,903	560,902
Asset retirement obligation	48,254	-
Total	974,512	721,679

On September 30, 2010 the Company had $195,525 (March 31, 2010 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $19,830 (March 31, 2009 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest bond was increased during the six months ended September 30, 2010 by $61,925.

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009 the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,340 shares. On February 12, 2010 the option was extended until August 22, 2010 at a cost of $150,000, which was settled through the issuance of $25,000 and 939,016 shares. On August 11, 2010 the option was extended until February 22, 2011 at a cost of $150,000 paid in cash.

Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation the Company used a risk free interest rate of 4%. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes to the Company’s asset retirement obligations on its Borealis property are as follows:

Six months
ended
September 30,
2010
$

Asset retirement obligation – beginning balance	-
Incurred	48,254
Accretion	-
Addition and changes in estimates	-
Settlements	-
Asset retirement obligation ending balance	48,254

7. CAPITAL STOCK

[a] Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

During the six months ended September 30, 2010, the Company issued 436,929 common shares with a fair value of $60,000 to Telesto Nevada Inc., which was applied against accounts payable.

On June 16, 2010, the Company completed a private placement relating to its Option Agreement with Sage, of 1,464,429 units at Cdn$0.14 for gross proceeds of $200,000 (Cdn$205,020). Each unit consisted of one common share and one-half series M warrant. Each series M warrant entitles the holder to purchase a common share at a price of US$0.20 per share for a period of 24 months. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than Cdn$0.60 per common share, for a period of twenty consecutive days.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

7. CAPITAL STOCK, CONTINUED:

On February 5, 2010 the Company and the Debt holders, also previous owners of the Company’s discontinued operations, entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration was subject to obtaining Company shareholder and TSX approval (the “Approvals”). In connection with the amendment the Company recorded a liability of $270,000 based upon the fair value of the common shares. On August 22, 2010 after obtaining shareholder approval, the Company issued these 1,500,000 common shares and extinguished the liability.

On September 20, 2010 the Company issued 275,000 restricted stock units to three employees valued at $42,748.

[b] Warrants:

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2010:

Warrants Outstanding and Exercisable
	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#

5,448,667	1.4	$0.25	February 18, 2012
990,500	0.4	$0.21	February 18, 2011
732,215	1.7	$0.20	June 16, 2012
7,171,382	1.2	$0.22

[c] Stock options:

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. FASB ASC 718-10-55 (Prior authoritative literature: FASB Statement 123(R)) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September	September
	2010	2009	30, 2010	30, 2009
	$	$	$	$

Management salaries, exploration expense & consulting fees	59,071	22,715	99,210	72,079

Stock option activity

The following table summarizes the Company’s stock option activity for the six months ended September 30, 2010:

	Number of	Weighted Average
	Stock	exercise price
	Options

Outstanding, April 1, 2010	4,507,500	$0.47*
Granted	1,125,000	$0.11
Forfeited	(350,000)	$0.28*
Total outstanding at September 30, 2010	5,282,500	$0.41*
Vested and exercisable at September 30, 2010	4,457,500	$0.46*
* Based on the September 30, 2010 exchange rate of Cdn$1 equals US$0.9718.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

7. CAPITAL STOCK, CONTINUED:

Valuation assumptions

Compensation expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	2010	2009

Dividend yield	0%	0%
Expected volatility	100% -108%	51% - 80%
Risk free interest rate	0.72% -1.62%	1.31% - 2.06%
Expected lives	3 years	3 years

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

The following table summarizes information about RSU’s outstanding as at September 30, 2010:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average
					Fair Value
					at Grant
					Date

Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77
Issued September 20, 2010	275,000	275,000	—	—	$0.16
Outstanding at September 30, 2010	1,073,670	940,920	132,750	—	—
.

All issued restricted stock units have vested.

8. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at their exchange amount as determined by management.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

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

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2011	47,433
2012	66,433
2013	60,156
2014	25,065

The Vancouver office has been sub-leased commencing February 1, 2009 for 4 years and 7 months (remaining life on lease) for Cdn$4,000 per month. The subtenant has an option to terminate the lease on January 31, 2011; such option must be exercised before October 31, 2010. If the option to terminate the Sublease Agreement is not executed by the Subtenant, then the agreement shall continue until the expiration date. As at September 30, 2010 the Company has accrued $40,646 being the difference between the required lease payments and the estimated future sub-lease receipts.

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

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

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

Borealis Property

During the six months ended September 30, 2010, approximately 21 holes and 5,580 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling was completed on the Borealis Property. As of September 30, 2010, approximately 224 holes and 147,800 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling has been completed on the Borealis Property. The majority of the holes were in the area of existing mineralization in order to allow us to complete an independent Preliminary Assessment (“PA”), which we released in 2008, with the aim of identifying gold reserves and, if economically feasible, building a mine.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

Administration and Capital Resource Activities

The Company had no changes in its Administrative and Capital resources during the three months ended September 30, 2010.

Fiscal 2010 Plan of Operations

Our long-term plan is to focus on moving the Borealis Property into production through the development of an oxide heap leach mine, produce a Scoping Study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis property.

During September 2008, we released the PA on the development of an oxide heap leach mine. We may perform more drilling to expand the oxide base and take other steps as necessary to advance the potential oxide heap leach mine. We will also consider extension drilling, focused on the expansion of the Graben deposit and exploration drilling for new gold deposits within the two newly identified potentially gold-bearing hydrothermal systems in the pediments.

We recognize that additional resources are required to enable us to continue operations. Our objective is to raise additional funds through debt and/or equity financing, or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and may have to suspend or cease operations.

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

  Begin construction and bring the Borealis resource into production within six months of receiving financing and board approval to proceed.

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

Three months ended September 30, 2010 compared to three months ended September 30, 2009

For the three months ended September 30, 2010, we had a net loss of $812,302 or $0.01 per share from continued operations compared to a net loss of $1,320,285 or $0.02 per share from continuing operations and $341,085 net loss or $0.005 per share from discontinued operations in the same period in the prior year.

Exploration expenses during the quarter ended September 30, 2010 were $192,789 or 24% of our total expenses compared to $580,167 or 44% of our total expenses in the same period in the prior year. Most of the exploration costs recognized in the current quarter were for the annual claim maintenance fees and ongoing property lease payments.

Management salaries and consulting fees in the quarter ended September 30, 2010 were $228,203 compared to $153,448 incurred in the quarter ended September 30, 2009. Total non-cash compensation expense due to the recognition of costs related to stock options was $59,170 in the quarter ended September 30, 2010 compared to the prior year’s fiscal second quarter of $22,715. Management salaries and consulting fees during the quarter increased due to the CEO returning to full time, the hiring of a VP of Exploration, and the hiring of a General Manager of Projects. General and administrative costs increased to $208,098 compared to $133,432 the prior year’s quarter as a result of increased investor relations activity. Legal and audit fees for the period were $126,408, an increase from the prior year’s quarter of $120,757. Travel and accommodation costs during the quarter ended September 30, 2010 were $35,755, compared to $23,652 expended on travel in the prior year’s comparable quarter. The increase in travel and entertainment cost is due primarily to travel costs incurred in relation to increased activity in connection with seeking financing.

We held certain securities for trading. During the quarter ended September 30, 2010, we sold all remaining securities and received $42,385 in proceeds and recorded a realized gain of $9,461. This realized gain was partially offset by unrealized losses recorded in prior reporting periods as we reduced the carrying value of the securities to their quoted market value.

Six months ended September 30, 2010 compared to six months ended September 30, 2009

For the six-month period ended September 30, 2010 we incurred a net loss of $1,840,604 or $0.023 per share from continuing operations and a net income of $635,708 or $0.01per share from discontinued operations compared to a net loss of $1,619,130 or $0.03 per share from continuing operations and a net loss of $437,955 or $0.01 per share from discontinued operations incurred during the same period in the prior year.

Exploration expenses during the six-month period ended September 30, 2010 were $578,429 or 31% of our net expenses compared to $855,044 or 53% of net expenses in the same period in the prior year. The decrease is due to very minimal engineering work compared to the prior year. During the six months ended September 30, 2010, approximately 21 holes and 5,580 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling was completed on the Borealis Property compared to no drilling done in the prior year’s six months.

Management salaries and consulting fees in the six months ended September 30, 2010 were $542,131 compared to $249,212 for the same period in the prior year. The increase is due to the CEO returning to full time and the addition of two employees and two part time contractors. Total non-cash compensation costs included in the six months ended September 30, 2009 were $99,210 versus $72,079 in the prior year’s comparable period.

Legal and audit fees for the six month period increased to $183,281 from $143,444 incurred in the prior year’s comparable period. Travel and accommodation during the six months ended September 30, 2010 was $69,293 compared to $28,566 reported in prior year six-month period ended September 30, 2009. The increase resulted from increased travel surrounding the Sage Option Agreements well as financing activities. General and administrative expenses were $347,931, versus $188,891 in the prior year’s comparable period. The increase is due to increased investor relations activity, opening of new office in Carson City and increased activity in the field office in Hawthorne, Nevada.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity securities.

Borealis Mine

Sage Option Agreement

The Sage Option Agreement was terminated by both parties on August 16, 2010. For full disclosure on the Option Agreement, please refer to our 10K filed on June 28, 2010.

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

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three-year, $1,909,500 5% note payable. The option period can and was extended for an additional six months for a payment of $125,000 that was settled through the issuance of common stock of the Company. On February 12, 2010, the Company entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement the Company agreed to pay $150,000 to the Borealis Owners comprised of cash in the amount of $25,000 and shares of the Company’s common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000.

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

There can be no assurance that the Company will be able to exercise the option to buy down the royalty or negotiate a further extension of the agreement before February 22, 2011. If the Company is unable to exercise the option or obtain an extension, the Company’s ability to put the Borealis Mine into production would be adversely affected by the current royalty structure as discussed above. This may make the Borealis Mine less profitable or prevent the Company from putting the Borealis Mine into production, which would adversely affect the Company’s future results of operations.

Capital Resources

At September 30, 2010, we had working capital of $978,989 with an average cash expenditure rate of $200,000 per month in a typical month based on our current level of business activity. This level of activity is subject to change based upon future events. Current assets consisted of $1,257,812 in cash, $6,453 in accounts receivable, $8,815 in the note receivable, and $41,021 in prepaid expenses. We had $335,112 in accounts payable and accrued liabilities and a long term asset retirement obligation liability of $48,254.

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

During the six months ended September 30, 2010, we used cash in operating activities of $2,063,822 which included our net loss during the six months of $1,240,895 off-set by depreciation of $27,622, non-cash compensation of $99,210, non-cash interest expense of $10,364, unrealized loss of $104,292 and a $28,521 realized gain on the valuation of marketable securities, $653,949 gain on sale of discontinued operations, and changes in non-cash working capital of a $29,960 decrease in accounts receivable, a $437,865 decrease in accounts payable, a $10,040 increase in prepaid expenses and $60,000 of accounts payable settled through an issuance of common stock.

We received cash from investing activities of $2,197,064 including $54,578 increase in reclamation bond, $100,000 from the Sage Option Agreement, $58,307 in purchase of equipment, $2,250,000 in sale of discontinued operations, $11,003 in mineral property expenditures, $150,000 option payment to amend royalty, $116,195 from the sale of securities, and $4,757 from the payments on the note receivable.

We received cash from financing activities of $187,514 including $200,000 from the sale of common shares, and $12,486 in share issue costs for the six months ended September 30, 2010. Cash increased during the period by $320,756 to $1,257,812 as at September 30, 2010.

Updated share capital as of November 12, 2010:

Basic Common Stock Issued and Outstanding	89,710,132
Warrants, Options and other Convertible Securities	12,453,892
Fully Diluted Common Stock	102,164,024

Critical Accounting Policies and Estimates

Please see the notes to our audited financial statements included in our 10-K for the fiscal year ended March 31, 2010 for a complete list of our critical accounting policies and estimates.

Recent Accounting Pronouncements

Please see the notes to our unaudited financial statements for a complete list of recent accounting pronouncements.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

With the exception of the reported change in Chief Financial Officers, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has not been involved in any new legal proceedings during the three or six-month period ended September 30, 2010. For more information on past legal proceedings please see our 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2010 which was filed with Securities and Exchange Commission on June 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2010, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been reported on current reports on Form 8K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information.

None.

Item 6. Exhibits

Number Description

31.1	CEO Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.
31.2	CFO Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.
32.1	CEO Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.
32.2	CFO Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION (Registrant)

By: /s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date: November 12, 2010

By: /s/ Matthew A Fowler
Matthew A. Fowler
Interim Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date: November 12, 2010