Form 10-Q
period 2010-12-31
GRYPHON GOLD CORP
filed 2011-02-11
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2010

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

___________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indcate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

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

[   ]Yes     [X] No

Number of common shares outstanding at February 11, 2011: 96,760,132

GRYPHON GOLD CORPORATION
December 31, 2010

INDEX

		Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Consolidated Balance Sheet as of December 31, 2010 and Audited Consolidated Balance Sheet as of March 31, 2010	2

	Unaudited Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and 2009; and the period of inception from April 24, 2003 to December 31, 2010	3

	Unaudited Consolidated Statements of Stockholders’ Equity for the period of inception from April 24, 2003 to December 31, 2010	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009, and the period of inception from April 24, 2003 to December 31, 2010	5

	Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	[REMOVED AND RESERVED]	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Balance Sheets
(Unaudited) (Stated in U.S. dollars)

	As at	As at
	December 31,	March 31,
	2010	2010
	$	$

ASSETS
Current
Cash	474,076	937,056
Held for trading securities	-	191,966
Accounts receivable	13,997	20,183
Accounts receivable – option agreement	-	16,230
Current portion of note receivable	4,938	11,441
Prepaid expenses	272,122	30,980
Assets held for sale at discontinued operations [note 3]	-	3,788,691
Total Current Assets	765,133	4,996,547
Equipment	119,876	90,286
Mineral properties [note 4]	1,841,912	1,930,909
Other assets [note 6]	985,050	721,679
Non-current portion of note receivable	-	2,131
Total Assets	3,711,971	7,741,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	277,488	832,977
Share consideration payable to former owners of discontinued operations	-	270,000
Liabilities held for resale and in discontinued operations [note 3]	-	2,170,223
Total Current Liabilities	277,488	3,273,200

Common stock payable	88,000	-
Asset retirement obligation liability	48,254	-
Total liabilites	413,742	3,273,200

Commitments & contingencies [note 8]

Stockholders' Equity
Common stock	89,860	86,034
Additional paid-in capital	40,271,188	39,585,228
Deficit accumulated during the exploration stage	(37,062,819)	(35,202,910)
Total Stockholders' Equity	3,298,229	4,468,352
Total Liabilities & Stockholders' Equity	3,711,971	7,741,552

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

					Period from
	Three months	Three months	Nine months	Nine months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010

	$	$	$	$	$

Exploration [note 5]	115,930	252,245	694,358	1,107,289	17,296,362
Management salaries and consulting fees	303,421	207,461	845,552	456,673	10,208,921
General and administrative	135,336	168,264	483,267	357,154	4,241,796
Legal and audit	48,865	71,989	232,686	215,434	2,338,124
Travel and accommodation	36,366	56,819	105,659	85,385	1,251,057
Depreciation & amortization	13,145	10,753	40,767	32,856	294,397
Loss (gain) on disposal of equipment	(99)	-	(99)	(18,928)	5,525
Foreign exchange (gain) loss	1,894	(7,739)	18,632	(40,769)	25,804

Gain on change in liability of warrants [note 7[b]]	-	(42,560)	-	212,130	(2,676,000)
Interest income	32	(70)	(1,974)	(960)	(740,972)
Interest expense	123	196	997	500	9,152
Unrealized (gain) loss on securities	-	(4,893)	104,293	(88,653)	-
Realized (gain) loss on sale of securities	-	-	(28,521)	13,484	126,283
Loss for the period from continuing operations	$(655,013)	$(712,465)	$(2,495,617)	$(2,331,595)	$(32,380,449)

Discontinued operations:
Loss from discontinued operations	-	(141,568)	(18,241)	(579,523)	(5,336,319)
Gain on sale from discontinued operations	-	-	653,949	-	653,949
Income (loss) from discontinued operations	-	(141,568)	635,708	(579,523)	(4,682,370)

Net loss for period	$(655,013)	$(854,033)	$(1,859,909)	$(2,911,118)	$(37,062,819)

Basic and diluted (loss) per share:
Loss from continuing operations	(0.007)	(0.010)	(0.028)	(0.036)
Income (loss) from discontinued operations	-	(0.002)	0.007	(0.009)
Total loss per share	$(0.007)	$(0.012)	$(0.021)	$(0.045)

Basic and diluted weighted average number of common shares outstanding	89,755,784	70,197,405	88,357,009	64,582,997

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Stockholders' Equity
(Unaudited) (Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#	$	$	$	$

Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	47,813	28,078,256	—	28,126,069
Share issue costs	—	—	(1,273,087)	—	(1,273,087)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial public offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)

Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on
private placements	—	—	222,627	—	222,627
Fair value of options granted to consultants	—	—	49,558	—	49,558
Fair value of underwriters’ compensation warrants on IPO	—	—	135,100	—	135,100
Fair value of options granted	—	—	2,274,508	—	2,274,508
Fair value of vested stock grants	429,250	428	520,379	—	520,807
Fair value of stock granted	221,670	222	21,415	—	21,637
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	(35,774,819)	(35,774,819)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
For private placements	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted	—	—	166,088	—	166,088
Fair value of vested stock grants	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability FASB ASC 815-40-55	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910)	4,468,352
Shares issued:
For private placements	1,464,429	1,464	198,536	—	200,000
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	150,000	150	31,350	—	31,500
Share issue costs	—	—	(13,736)	—	(13,736)
Fair value of stock granted	275,000	275	42,198	—	42,473
Fair value of options granted [note 7[c]]	—	—	99,549	—	99,549
Settlement of accounts payable [note 7[a]]	436,929	437	59,563	—	60,000
Net loss for the period	—	—	—	(1,859,909)	(1,859,909)
Balance, December 31, 2010	89,860,132	89,860	40,271,188	(37,062,819)	3,298,229

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Nine	Nine	Period from
	months ended	months ended	April 24, 2003
	December 31,	December 31,	(inception) to
	2010	2009	December 31,
			2010
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,859,909)	(2,911,118)	(37,062,819)
Items not involving cash:	-
Depreciation	40,767	32,856	294,397
(Gain) loss on disposal of equipment	(99)	(18,928)	5,525
Write down of accrued liability	(124,008)	-	(124,008)
Fair value of options, warrants	-
and other non-cash compensation [note 7[c]]	142,022	121,735	3,478,995
Non-cash interest expense on discontinued operations [note 3]	10,364	277,052	725,304
Realized (gain) loss on securities	(28,521)	13,484	126,282
Unrealized (gain) loss on sale of securities	104,292	(88,653)	-
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties [note 3]	-	-	5,100,000
Loss (gain) on disposal of mineral properties	-	58,553	53,168
Loss (gain) on change in warrant liability [note 7[b]]	-	212,749	(2,676,000)
Gain on extinguishment of debt [note 3]	-	-
Gain on sale of discontinued operations [note 3]	(653,949)	-	(1,981,025)
Changes in non-cash working capital items:
Accounts receivable	22,416	11,821	(10,247)
Accounts payable and accrued liabilities	(371,481)	421,324	343,311
Prepaid expenses	(121,642)	15,575	(152,620)
Cash used in operating activities	(2,839,248)	(1,853,550)	(31,889,335)
INVESTING ACTIVITIES
Other assets [note 6]	(69,115)	-	(225,892)
Option payment received [note 4]	100,000	-	100,000
Purchase of equipment	(58,307)	(734)	(364,502)
Cash received from sale of discontinued operations	2,250,000	-	2,250,000
Nevada Eagle acquisition and related non-compete agreement [note 3]	-	-	(3,068,340)
Mineral property expenditures [note 4]	(11,003)	(24,333)	(2,003,133)
Mineral property lease payments received	-	291,550	1,499,854
Proceeds from sale of mineral properties	-	50,000	200,000
Option payment to amend royalty [note 6]	(150,000)	-	(460,902)
Proceeds from sales of held for trading securities	116,195	9,951	177,149
Proceeds from note receivable	8,634	7,000	19,062
Proceeds from sale of equipment	100	1,571	16,503
Cash provided (used) by investing activities	2,190,504	335,005	(1,860,201)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt [note 3]	-	-	(500,000)
Capital lease principal payments	-	-	(53,523)
Exercise of warrants	-	1,161,036	1,161,036
Shares issued for cash	200,000	-	36,570,369
Share issue costs	(13,736)	-	(3,343,395)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	186,264	1,161,036	34,223,612
Increase (decrease) in cash
during the period	(462,980)	(357,509)	474,076
Cash, beginning of period	937,056	799,517
Cash, end of period	474,076	442,008	474,076
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of accounts payable	60,000		60,000
Extinguishment of note payable by sale of discontinued operations	2,180,587		2,180,587
Share consideration paid to former owners of discontinued operations	270,000		270,000
Asset retirement obligation	48,254		48,254
Stock issued for prepaid asset	31,500		31,500
Stock payable for prepaid asset	88,000		88,000

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

On April 23, 2010, the Company sold its wholly owned subsidiary, Nevada Eagle Resources LLC (“Nevada Eagle”), and management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. No assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $37,062,819 as at December 31, 2010 and has cash on hand of $474,076. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 21, 2010 the company closed a private placement with net proceeds to the Company of C$1,230,839, see Note 9, Subsequent Events.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Codification

In June 2009, the Company adopted ASC 105-10-65, the accounting standards codification and the hierarchy of generally accepted accounting principles. Under ASC 105-10-65 codification became the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) to be applied by all nongovernmental entities. ASC 105-10-65 was effective for the Company’s 2009 second fiscal quarter. The adoption of ASC 105-10-65 did not have a material impact on the Company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements have been updated to conform to the Codification.

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

Asset Retirement Obligations

The Company accounts for reclamation costs by the allocation of the expense over the life of the related assets which are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Such costs include care and maintenance, removal of mining infrastructure, filling in of the mine area, and re-vegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, its asset retirement obligation in accordance with ASC 410, “Asset Retirement and Environmental Obligations”.

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

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation. The Statement of Operations relating to costs of discontinued operations for the three and nine month periods ended December 31, 2009 have been classified as such for comparative purposes for the three and nine-month periods ended December 31, 2010.

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

4. MINERAL PROPERTIES

Total
$
Mineral property costs, March 31, 2006	1,898,207
Expenditures during the year	22,164
Mineral property costs, March 31, 2007	1,920,371
Mineral property costs, March 31, 2008	1,920,371
Expenditures during the year	10,538
Mineral property costs, March 31, 2009 and 2010	1,930,909
Sage Gold Inc. option payment received	(100,000)
Mineral property expenditures	11,003
Mineral property costs, December 31, 2010	1,841,912

5. EXPLORATION

			Nine	Nine	Period from
	Three months	Three months	months	months	April 24, 2003
	ended	ended	ended	ended	(inception) to
	December 31	December	December	December	December 31,
	31, 2010	31, 2009	31, 2010	31, 2009	2010
	$	$	$	$	$
NEVADA, USA
Borealis property
Exploration:
Drilling	28,755	49,569	275,490	212,832	7,633,487
Property maintenance	41,555	70,956	253,760*	356,028	3,762,965
Geologic and assay	5,585	172	44,757	910	2,078,043
Project management	15,635	67,695	25,218	193,807	1,896,749
Engineering	3,200	63,175	72,441	341,982	1,529,010
Metallurgy	6,800	—	6,800	—	338,010
Subtotal Borealis property	101,530	251,567	678,466	1,105,559	17,238,264
Other exploration	14,400	678	15,892	1,730	58,097
Total exploration	115,930	252,245	694,358	1,107,289	17,296,361

*Property maintenance was reduced by $124,008 during the three months ended September 30, 2010, due to an accrued liability at year end that was written down as the Company has determined it has no legal obligation to pay.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

6. OTHER ASSETS

	December 31,	March 31,
	2010	2010
	$	$
Reclamation bond & deposits	225,893	160,777
Option to amend Borealis Property mining lease	710,903	560,902
Asset retirement obligation	48,254	-
Total	985,050	721,679

On December 31, 2010 the Company had $216,885 (March 31, 2010 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $9,008 (March 31, 2010 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest bond was increased during the nine months ended December 31, 2010 by $83,285.

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

Nine months
ended
December 31,
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

During the nine months ended December 31, 2010, the Company issued 436,929 common shares with a fair value of $60,000 to Telesto Nevada Inc., which was applied against accounts payable.

On June 16, 2010, the Company completed a private placement relating to its Option Agreement with Sage Gold Inc. (“Sage”), of 1,464,429 units at Cdn$0.14 for gross proceeds of $200,000 (Cdn$205,020). Each unit consisted of one common share and one-half series M warrant. Each series M warrant entitles the holder to purchase a common share at a price of US$0.20 per share for a period of 24 months. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than Cdn$0.60 per common share, for a period of twenty consecutive days.

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

On September 20, 2010 the Company issued 275,000 restricted stock units to three employees valued at $42,473.

On October 21, 2010 (“effective date”) the Company entered into a consulting agreement with a stock media consultant whereby the Company had agreed to pay the consultant cash, shares of common stock and options. The consulting agreement called for the payment of $100,000 in cash upon signing of the agreement, $25,000 paid in cash over five monthly installments, 550,000 shares of the Company’s restricted common stock payable over 90 days from the effective date of the agreement, and 550,000 stock options vesting over 90 days from the effective date of the agreement. In connection with the agreement the Company recorded a prepaid expense based upon the fair value of the shares of restricted common stock and stock options to be paid to the consultant. The prepaid expense is being amortized ratable over the life of the a consulting agreement (180 days). During the quarter ended December 31, 2010 the Company had issued 150,000 shares of its common stock valued at $31,500 to the consultant and recorded a common stock payable of $88,000 relating to the 400,000 shares yet to be issued at December 31, 2010. In addition, the stock options were valued at $69,355 at the time of the effective date using a Black Scholes option pricing model.

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2010:

Warrants Outstanding and Exercisable

	Average Remaining Life
Warrants	Years	Exercise Price	Expiry date
#	#
5,448,667	1.1	$0.25	February 18, 2012
990,500	0.1	$0.21	February 18, 2011
732,215	1.5	$0.20	June 16, 2012
7,171,382	0.9	$0.22

[c]	Stock options:

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. ASC 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be 5%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

7. CAPITAL STOCK, CONTINUED:

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	$	$	$	$
Management salaries	11,669	49,656	104,951	121,735
Consulting expense	31,143	-	37,071	-
Total	42,812	49,656	142,022	121,735

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued a consultant, above) for the nine months ended December 31, 2010:

	Number of	Weighted Average
	Stock	exercise price
	Options
Outstanding, April 1, 2010	4,507,500	$0.48*
Granted	1,125,000	$0.11
Forfeited	(695,000)	$0.40*
Total outstanding at December 31, 2010	4,937,500	$0.41*
Vested and exercisable at December 31, 2010	4,418,750	$0.44*

          * Based on the December 31, 2010 exchange rate of Cdn$1 equals US$0.9946. Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	2010	2009

Dividend yield	0%	0%
Expected volatility	99% -119%	51% - 80%
Risk free interest rate	0.52% -1.62%	1.31% - 2.06%
Expected lives	2-3 years	3 years

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 2-3-year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of the Company’s stock. The period of historical volatility is the same period as the expected life of the options being 3 years.

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

The following table summarizes information about RSU’s outstanding as at December 31, 2010:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Outstanding	Average
					Fair Value
					at Grant
					Date
Outstanding at April 1, 2006	—	—	—	—	—
Issued April 18, 2006	8,000	8,000	—	—	Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000	—	Cdn$0.84
Issued January 10, 2007	607,500	488,750	118,750	—	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—	—	Cdn$0.77
Issued September 20, 2010	275,000	275,000	—	—	$0.16

Outstanding at December 31, 2010	1,073,670	940,920	132,750	—	—

All issued restricted stock units have vested.

8. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly lease payments of $9,762, adjusted annually based on the Consumer Price Index, for the duration of the lease term. The lease payments are recorded as exploration expenses in the Company’s statements of operations. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property.

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a one year term. The following are the remaining rental lease commitments in relation to the office lease:

$
2011	15,507
2012	64,702
2013	64,702
2014	26,959

[c] Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding form time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

9. SUBSEQUENT EVENTS

On January 21, 2011 the Company closed a private placement in which we issued 6,500,000 units at C$0.20per unit for gross proceeds of $1,300,000. Each unit consisted of one share of common stock and one half purchase warrant, each full warrant is exercisable for a period of two years from the date of closing at a price of US$0.30. Certain registered dealers were paid cash commission of C$69,161. The net proceeds will be used for working capital purposes.

On February 4, 2011 the Company announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission in the United States and has submitted for filing a preliminary short form prospectus with securities regulatory authorities in each of the Provinces of British Columbia, Alberta, Saskatchewan and Ontario, Canada in relation to a proposed $10,000,000 public offering of its common stock in both the United States and Canada. Roth Capital Partners, LLC, will act as sole book-running manager for the offering in the United States, with Acumen Capital Finance Partners Limited acting as sole Canadian agent in Canada. The number of shares to be sold in the proposed offering and the offering price have not yet been determined.

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

Overview

Business Objectives

We are in the business of acquiring, exploring, and developing gold properties in the United States, our emphasis is the state of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis Property in the State of Nevada (which we refer to as the Borealis Property). The development and extraction may be performed by us or by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile. The Plan of Operations submitted to the United States Forest Service (which we refer to as the Plan of Operations) for the Borealis Property that has been approved by the U.S. Forest Service does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operations was based on the general economic concepts as presented in our Preliminary Assessment.

Borealis Property

During the nine months ended December 31, 2010, three separate drilling programs were completed on the Borealis Property. The first program consisted of 21 holes for 5,795 feet of reverse circulation drilling, the second consisted of 3 holes for 110 feet of metallurgical core drilling, and the third was 28 holes of reverse circulation drilling for 1630 feet. As of December 30, 2010, we had completed approximately 252 holes and 149,430 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling have been completed on the Borealis Property. All the holes were in area of existing mineralization and were drilled to upgrade the 2008 resource model and confirm certain resources contained in the independent Feasibility study.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

Administration and Capital Resource Activities

The Company had no changes in its Administrative and Capital resources during the three months ended December 31, 2010.

On January 21, 2011, we closed a private placement in which we issued 6,500,000 units at C$0.20per unit for gross proceeds of $1,300,000. Each unit consisted of one share of common stock and one half purchase warrant, each full warrant is exercisable for a period of two years from the date of closing at a price of US$0.30. Certain registered dealers were paid cash commission of C$69,161. The net proceeds will be used for working capital purposes.

On February 4, 2011, we announced that we had filed a registration statement on Form S-1 with the Securities and Exchange Commission in the United States and has submitted for filing a preliminary short form prospectus with securities regulatory authorities in each of the Provinces of British Columbia, Alberta, Saskatchewan and Ontario, Canada in relation to a proposed $10,000,000 public offering of our common stock in both the United States and Canada. Roth Capital Partners, LLC, will act as sole book-running manager for the offering in the United States, with Acumen Capital Finance Partners Limited acting as sole Canadian agent in Canada. The number of shares to be sold in the proposed offering and the offering price have not yet been determined.

Fiscal 2011 Plan of Operations

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

The following activities are currently planned for the duration of fiscal 2011:

  Begin construction of Phase 1 of our oxide heap leach mining project on the Borealis Property and begin production within six months of completing this offering.

  Continue our drill program to expand the oxide mineralization within the permitted footprint of the Borealis Property.

  Continue our drill program on the three anomalies defined in the pediments of the Borealis Property for the purpose of potentially discovering additional oxide and sulphide resources.

  Raise additional capital, if required, to fund our exploration, development and working capital requirements.

Results of Operations

We are in an exploration stage and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods.

Three months ended December 31, 2010 compared to three months ended December 31, 2009

For the three months ended December 31, 2010, we had a net loss of $655,013 or $0.007 per share from continuing operations compared to a net loss of $712,465 or $0.010 per share from continuing operations and $141,568 net loss or $0.002 per share from discontinued operations in the same period in the prior year.

Exploration expenses during the quarter ended December 31, 2010 were $115,930 or 18% of our total expenses compared to $252,245 or 35% of our total expenses in the same period in the prior year. The majority of exploration expenses in the current quarter were from property lease payments and ongoing water monitoring on the Borealis property. Our exploration expenses decreased compared to the same period in the prior year primarily due to reduced engineering work.

Management salaries and consulting fees in the quarter ended December 31, 2010 were $303,421 compared to $207,461 incurred in the quarter ended December 31, 2009. Total non-cash compensation expense due to the recognition of costs related to stock options was $65,255 in the quarter ended December 31, 2010 compared to the prior year’s fiscal third quarter of $49,656. Management salaries and consulting fees during the quarter increased due to the hiring of an investor relations consultant, the additional of geological and engineering staff. General and administrative costs decreased to $135,336 compared to $168,264 the prior year’s quarter. Legal and audit fees for the period were $48,865, a decrease from the prior year’s quarter of $71,989. Travel and accommodation costs during the quarter ended December 31, 2010 were $36,366, compared to $56,819 expended on travel in the prior year’s comparable quarter.

Nine months ended December 31 2010 compared to nine months ended December 31, 2009

For the nine-month period ended December 31, 2010 we incurred a net loss of $2,495,617 or $0.028 per share from continuing operations and a net income of $635,708 or $0.007 per share from discontinued operations compared to a net loss of $2,331,595 or $0.036 per share from continuing operations and a net loss of $579,523 or $0.009 per share from discontinued operations incurred during the same period in the prior year.

Exploration expenses during the nine-month period ended December 31, 2010 were $694,358 or 37% of our net expenses compared to $1,107,289 or 47% of net expenses in the same period in the prior year. The decrease is due to significantly less engineering work compared to the prior year.

Management salaries and consulting fees in the nine months ended December 31, 2010 were $845,552 compared to $456,673 for the same period in the prior year. The increase is due to the CEO returning to full time employment, the hiring of an investor relations consultant, and the addition of two employees and two part time contractors. Total non-cash compensation costs included in the nine months ended December 31, 2010 were $142,022 versus $121,735 in the prior year’s comparable period.

Legal and audit fees for the nine month period increased to $232,686 from $215,434 incurred in the prior year’s comparable period. Travel and accommodation during the nine months ended December 31, 2010 was $105,659 compared to $85,385 reported in prior year nine-month period ended December 31, 2009. The increase resulted from increased travel surrounding the Sage Option Agreements well as financing activities. General and administrative expenses were $483,267, versus $357,154 in the prior year’s comparable period. The increase is due to increased investor relations activity, opening of new office in Carson City and increased activity in the field office in Hawthorne, Nevada.

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

Capital Resources

At December 31, 2010, we had working capital of $487,645 with an average cash expenditure rate of $200,000 per month in a typical month based on our current level of business activity. This level of activity is subject to change based upon future events. Current assets consisted of $474,076 in cash, $13,997 in accounts receivable, $4,938 in the note receivable, and $272,122 in prepaid expenses. We had $277,488 in accounts payable and accrued liabilities, a long term asset retirement obligation liability of $48,254, and a long term liability to issue shares for $88,000.

As we expect our reliance on equity financings to continue into the future, market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

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

During the nine months ended December 31, 2010, we used cash in operating activities of $2,839,748 which included our net loss during the nine months of $1,859,909 off-set by depreciation of $40,767, $99 gain on the disposal of assets, non-cash compensation of $142,022, non-cash interest expense of $10,364, unrealized loss of $104,292 and a $28,521 realized gain on the valuation of marketable securities, $653,949 gain on sale of discontinued operations, and changes in non-cash working capital of a $22,416 decrease in accounts receivable, a $371,481 decrease in accounts payable, a $121,642 increase in prepaid expenses.

We received cash from investing activities of $2,190,504 including $65,116 increase in reclamation bond, $100,000 from the Sage Option Agreement, $58,307 in purchase of equipment, $2,250,000 in sale of discontinued operations, $11,003 in mineral property expenditures, $150,000 option payment to amend royalty, $116,195 from the sale of securities, $8,634 from the payments on the note receivable and $100 from the sale of equipment.

We received cash from financing activities of $186,264 including $200,000 from the sale of common shares, and $13,736 in share issue costs for the nine months ended December 31, 2010. Cash decreased during the period by $462,980 to $474,076 as at December 31, 2010.

Updated share capital as of February 11, 2010:

Basic Common Stock Issued and Outstanding	96,760,132
Warrants, Options and other Convertible Securities	15,908,892
Fully Diluted Common Stock	112,669,024

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company has not been involved in any new legal proceedings during the three or nine-month period ended December 31, 2010. For more information on past legal proceedings please see our 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2010 which was filed with Securities and Exchange Commission on June 28, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2010, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been reported on current reports on Form 8K.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     [REMOVED AND RESERVED]

Item 5.      Other Information.

None.

Item 6.     Exhibits

Number	Description

10.1	Business Consulting and Services Agreement dated October 21, 2010

31.1	CEO Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.

31.2	CFO Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.

32.1	CEO Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.

32.2	CFO Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION (Registrant)

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date: February 11, 2010

By:	/s/ Matthew A Fowler
Matthew A. Fowler
Interim Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date: February 11, 2010