Form 10-K
period 2011-03-31
GRYPHON GOLD CORP
filed 2011-06-30
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes [    ]              No[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ]              No[ X ]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [    ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]                  No [    ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [    ]         Accelerated Filer [    ]         Non-Accelerated Filer [    ]         Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [    ]             No[ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,034,549

The number of shares of the Registrant’s Common Stock outstanding as of June 21, 2011 was 193,769,882

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	2
PART I	3
ITEM 1. BUSINESS	3
ITEM 1A. RISK FACTORS AND UNCERTAINTIES	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	21
ITEM 2. PROPERTIES	21
ITEM 3. LEGAL PROCEEDINGS	42
ITEM 4. [REMOVED AND RESERVED]	42
PART II	43
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	43
ITEM 6. SELECTED FINANCIAL DATA	46
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	46
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM 9A. CONTROLS AND PROCEDURES	75
ITEM 9B. OTHER INFORMATION	76
PART III	76
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	76
ITEM 11. EXECUTIVE COMPENSATION	93
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	84
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	86
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	86
PART IV	87
ITEM 15. EXHIBITS and financial statement schedules	87
SIGNATURES	90

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

With respect to forward-looking statements and information contained in this annual report, we have made assumptions regarding, among other things:

  the future price of gold;
  estimates related to future costs of production, establishing mining operations, capital requirements, operating and exploration expenditures;
  continued government regulation of mining operations in accordance with past regulatory practices;
  our ability to phase-in production at the Borealis Property to reach full production within expected timeframes; and
  our ability to raise any additional capital required to fund our exploration, development and working capital requirements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

  the timing and possible outcome of pending regulatory and permitting matters;
  the timing and outcome of our feasibility study;
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

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statement

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

ITEM 1. BUSINESS

Name and Incorporation

Gryphon Gold Corporation was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financing office, is located in the United States at 611 N. Nevada Street, Carson City, Nevada, 89703 and our telephone number is 775-883-1456.

We own 100% of the issued and outstanding shares of our operating subsidiaries, Borealis Mining Company (“BMC”). Gryphon Nevada Eagle Holding Company owned 100% of the membership interests in Nevada Eagle Resources LLC until it was sold in its entirety on April 23, 2010. We have no other subsidiaries. BMC was formed under the laws of the State of Nevada on June 5, 2003, Gryphon Nevada Eagle Holding Company was formed under the laws of the State of Nevada on July 27, 2007, and Nevada Eagle Resources LLC was organized under the laws of the State of Nevada on April 28, 2005.

Business Objectives

Gryphon Gold is in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the State of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis Property, located in Nevada’s Walker Lane Gold Belt. The development and extraction may be performed by us or by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile.

The business plan for the Borealis Property is to advance the development of the oxide heap leachable gold and silver to the production stage and to further expand and develop the significant sulphide resource through exploration, metallurgical design and sulphide project permitting and development. A successful oxide heap leach is anticipated to provide the revenue that would allow for the further development of the Borealis Property. The Borealis Property is unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, that has successful past production. The Borealis Property is a property that we believe has excellent potential exploration targets as defined by past exploration success, geophysical targets and past successful mining.

The development of the oxide heap leachable gold and silver has progressed through the issuance of the Preliminary Assessment, the 2009 Study and then the Pre-Feasibility Study. In the September to December 2009 period Gryphon Gold pursued project financing for a full-scale oxide heap leach start-up based on the 2009 Study. Based upon the financing requirement of $27.5 million, which included $2.5 million in relinquishing debt and $1.75 million in royalty buy-down payments, the financing did not receive enough support to proceed.

The April 2011 Pre-Feasibility Study shows an average annual production of over 42,000 ounces a year gold-equivalent for six years, $12.7 in initial capital costs (consisting of initial construction costs of $8.61 million, bonding costs of $3 million, $0.41 million in additional indirect capital costs and a $0.75 million contingency) and average life of mine cash operating cost of $851 per ounce of gold. While the Pre-Feasibility Study forms the basis for the classification of some of the gold and silver resources on the Borealis Property as proven or probable reserves, as defined in accordance with the Definition Standards on Mineral Resources and Mineral Reserves of the Canadian Institute of Mining, Metallurgy and Petroleum, adopted for the purposes of NI 43-101, the Pre-Feasibility Study is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property for the purposes of U.S. securities laws. For the purposes of reporting under U.S. securities laws, only a “final” or “bankable” feasibility study which uses the three-year, historical average price may form the basis of the classification of mineralization as “proven reserves” or “probable reserves.

In the spring of 2010, our engineers developed a plan for the start-up of the Borealis Property oxide heap leach on a staged basis. The object of the plan was to raise sufficient capital to begin gold recovery and to use internal cash flow to grow the operation to the full 50,000 ounces per year 2009 Study design. All of the capital and operating cost were based upon the 2009 Study design and numbers, with updates of critical operating parameters and confirmation of critical capital expenditures.

On October 21, 2010, we announced that our board of directors had developed a strategy to potentially expedite production at the Borealis Property. The focus was to finalize critical data pertaining to the Freedom Flats releach at the Borealis Property and then to finance the scaled down version of the mine start-up. The Phase 1 concept of the board of directors’ plan is to begin gold recovery from the previously mined and partially leached Freedom Flats oxide heap. The plan required the construction of a new leach pad and ponds. Gold recovery to bullion was planned to occur in the fourth month after ground breaking and would have occurred through a toll process or at an ADR plant scheduled for shut down in March, 2011.

In November 2010, we began the sample collection from the Freedom Flats releach to confirm the critical data pertaining to heap gold grade (oz. per ton) and gold and silver recovery. Metallurgical test work, being conducted by an independent Nevada testing firm, began in November and a final report is anticipated for the end of August, 2011.

In April 2011, we received the Pre-Feasibility Study which provided updated capital and operating cost estimates for the board of directors’ scaled down version of the mine start-up. The object of Phase 1 remains to raise sufficient capital to begin gold recovery and to use internal cash flow to expand operations to allow us to extract in excess of 42,000 ounces per year gold equivalent Pre-Feasibility Study design. The plan still contemplates the construction of a new leach pad and ponds.

Pursuant to the Pre-Feasibility Study, Phase 1 of the board of directors’ plan is anticipated to cost approximately $12.7 million and to provide gross profits that will fund Phase 2. This next Phase is anticipated to expand the leach pad; mobilize the crushing and mining equipment; construct the permanent gold recovery plant and begin mining in the Borealis Property’s East Ridge open pit. Gross profits from the Phase 2 are expected to provide the capital required to expand the mine to full production. The main activities associated with full production are: push back of the Freedom Flats pit exposing high grade oxide gold, development of roads and infrastructure and pre-stripping and development of the remaining oxide reserves. The capital is also anticipated to provide the resources needed to continue the exploration required to expand the oxide resources for expansion of mine life.

The plan will be initially primarily externally financed with $3 million of debt financing and after Phase 1 is expected to be funded internally for completion of full production. The initial capital estimate need for Phase 1 of the plan is $12.7 million, with any additional funds being used as additional contingency, recruiting, training and overhead. The mine life is scheduled for 6 years with additional gold recovery in year 7 with heap wash down. Expansion of the mine life past the initial 6 years is dependent on upgrading of current mineralization or the discovery of additional mineralization through exploration on the property.

Based upon the board of directors’ plan under the Pre-Feasibility Study, if adequate financing is received, ground breaking would be scheduled for June 2011, loaded carbon sales are expected to begin in October 2011, and full production is anticipated in February 2012.

A successful oxide heap leach project is expected to provide the cash required to fulfill the long-term plan to fully explore the Borealis Property and expand its current mineralization. We believe the Borealis Property represents one of the best exploration targets in the State of Nevada. We believe that past exploration success, past successful mining and geophysical data confirm the value of the Borealis Property.

The plan for the Borealis Property will be based on the Plan of Operations that has been approved by the U.S. Forest Service. The Plan of Operations does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operations was based on the general economic concepts as presented in the Pre-Feasibility Study.

History and Background of Company

Borealis Property

In July 2003, through our wholly-owned subsidiary Borealis Mining, we acquired from Golden Phoenix Minerals, Inc. (which we refer to as Golden Phoenix) an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property (July 2003 Option and Joint Venture Agreement) by making qualified development expenditures on that property.

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

On November 30, 2006, our board of directors concluded that we would not proceed with near term construction and production financing of a heap leach mine on the Borealis Property. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced feasibility study and related NI 43-101 technical report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office and terminated operations and engineering staff, including our Chief Operating Officer, Mr. Allen Gordon and Mr. Matt Bender, our Vice President of Borealis Project Development. Mr. Steven Craig, our Vice President of Exploration, was relocated to Nevada. As of December 1, 2006, our Chief Financial Officer, Mr. Michael Longinotti commenced working on a part-time basis. Under this agreement, his time spent in the office was reduced by 50% along with his salary. Mr. Longinotti resumed full time employment in mid-2007. In January 2007, we started the process of completing a mineralization estimate covering the entire Borealis Property that included all drilling results obtained during calendar year 2007.

In April of 2008, we completed the Technical Report that included all drilling results to date, which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on May 12, 2008 and filed pursuant to Canadian securities laws and available on www.sedar.com. The Technical Report details mineralization on our Borealis Property. The Technical Report states that the recommended course of action for us is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property.

In the calendar year 2007, we continued extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This drilling program consisted of a series of Graben deposit expansion drilling and extension drilling north and west of the successful G3 — G13 fence of holes. The drilling of the Graben deposit alternated with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property Mining Lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 shares of our common stock and a three year, $1,909,500 5% note payable.

During September, 2008, we released the Preliminary Assessment on the development of an oxide heap leach mine on the Borealis Property. The Preliminary Assessment was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on October 7, 2008 and filed pursuant to Canadian securities laws and available on www.sedar.com. The report outlines the possibility of developing a mineable oxidized gold deposit on the Borealis Property. The Preliminary Assessment is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

Two water monitoring wells were installed during the quarter ended September 30, 2008. Under our permits, a water-monitoring program must be active for at least six months prior to the placement of material on a leach pad, and these wells were therefore necessary prior to the start of any leaching operation.

No exploration drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of an oxide heap leach mine was installed during the quarter ended June 30, 2008. As of March 31, 2008, approximately 203 holes and 142,220 feet of reverse circulation (which we refer to as RC) drilling had been completed by us. A majority of the holes are in the area of existing mineralization in order to allow us to complete the Preliminary Assessment with the aim of identifying gold reserves and, if economically feasible, building a mine. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis Property.

During September 2009, we released the 2009 Study on the development of an oxide heap leach mine. The 2009 Study was furnished to the SEC as Exhibit 99.2 to our Form 8-K as filed on September 22, 2009 and filed pursuant to Canadian securities laws and available on www.sedar.com. The 2009 Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. The 2009 Study is not a bankable feasibility study. Cautionary Note to U.S. Investors: The 2009 Study uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors” above.

On February 12, 2010, we and the Lessors entered into Amendment No. 2 to the Option Agreement Amendment to Mining Lease dated August 22, 2008 (which we refer to as the Mining Lease Option Agreement). Pursuant to Amendment No. 2, the Mining Lease Option Agreement was amended to provide for the extension of the Option Term from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into Amendment No. 2, we agreed to pay the Lessors $150,000 comprised of cash in the amount of $25,000 and shares of our common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000.

On March 5, 2010, we and Sage entered into an Option Agreement (which we refer to as the Sage Option Agreement) pursuant to which we granted Sage the option (which we refer to as the Sage Option) to enter into a Joint Venture Agreement (which we refer to as the Joint Venture Agreement) and earn a 50% joint venture interest (which we refer to as the Joint Venture) in the Borealis Property. The Sage Option Agreement was negotiated and entered into pursuant to the terms of a binding Letter of Intent between us and Sage, dated February 23, 2010.

On March 26, 2010, we and Sage entered into Amendment No. 1 to the Sage Option Agreement and Amendment No. 1 to the Sage Subscription Agreement (which we refer to as Amendment 1). Amendment 1 amends the Sage Option Agreement, dated March 5, 2010 by extending the due diligence period to April 19, 2010, and amends the Sage Subscription Agreement, dated March 5, 2010, by extending the closing of the private placement to on or before May 11, 2010.

On April 19, 2010, we and Sage entered into Amendment No. 2 to the Sage Option Agreement and Amendment No. 2 to the Sage Subscription Agreement (which we refer to as Amendment 2). Pursuant to Amendment 2, the Sage Option Agreement and Sage Subscription Agreement were amended to extend the termination date of the due diligence period from April 19, 2010 to April 30, 2010.

On April 28, 2010, we and Sage entered into Amendment No. 3 to the Sage Option Agreement and Amendment No. 2 to the Sage Subscription Agreement (which we refer to as Amendment 3). Pursuant to Amendment 3, the Sage Option Agreement and the Sage Subscription Agreement were amended to extend the option expiry date, as defined in the Sage Option Agreement, until June 30, 2011 and to permit Sage to satisfy its commitment to invest US$400,000 in the private placement through a subscription in the amount of US$200,000 by June 16, 2010 and a further subscription in the amount of US$200,000 by August 16, 2010, based on a subscription price equal to the greater of (i) the maximum discounted price permitted by the TSX Company Manual, and (ii) a 5% premium to the 30-day volume weighted average trading price of our common stock on the day immediately preceding the subscription date.

On June 15, 2010, we and Sage entered into Amendment No. 4 to the Sage Option Agreement and Amendment No. 4 to the Sage Subscription Agreement (which we refer to as Amendment 4). Pursuant to Amendment 4, the Sage Option Agreement and the Sage Subscription Agreement were amended to extend the JV Agreement Condition, as defined in the Sage Options Agreement, until July 15, 2010.

The Sage Option Agreement was terminated by both parties on August 16, 2010.

On April 25, 2011, we released the Pre-Feasibility Study for the development of the Borealis Property, which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on April 26, 2011 and filed pursuant to Canadian securities laws and available on www.sedar.com. The mineralization data and the economic analysis data contained in the Pre-Feasibility Study supersedes and replaces the data contained in the Technical Report, the Preliminary Assessment and the 2009 Study. The Pre-Feasibility Study evaluated a potential oxide heap leach mining and production operation on the Borealis Property and estimated that such an operation would have a six-year mine life with an average annual production in excess of 42,000 ounces per year gold equivalent and require $12.7 million in initial capital costs (consisting of initial construction costs of $8.61 million, bonding costs of $3 million, $0.41 million in additional indirect capital costs and a $0.75 million contingency) with an average life-of-mine cash operating cost of $851 per ounce of gold. Life of mine capital costs include $12.9 million in direct costs, $8.86 million of indirect costs, $1.2 million of contingency costs, for total life of mine capital costs of $23 million. The Pre-Feasibility Study is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

On May 26, 2011, we announced that on site construction work for the Borealis Oxide Heap Leach Operation was scheduled to begin on June 6, 2011, that heap leach pad construction was scheduled for early June with pad loading scheduled for late July, that all major components for Phase 1A had been placed on order and delivery complied with the anticipated time line and that we anticipate first revenue from gold sales as early as October, 2011.

On June 6, 2011, we began site work at the Borealis Oxide Heap Leach Project.

Cautionary Note to U.S. Investors: The Pre-Feasibility Study and the 2009 Study use the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in accordance with National Instrument 43-101 of the Canadian Securities Administrators. These definitions differ from the definitions in Guide 7. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. The Technical Report, the Preliminary Assessment, the 2009 Study and the Pre-Feasibility Study also use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by National Instrument 43-101 of the Canadian Securities Administrators; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained pounds” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Recent Substantial Capital Raises

On February 18, 2010, we closed the private placement announced on January 22, 2010 and issued 10,897,353 units at a purchase price of Cdn$0.17 per unit for gross proceeds of $1,762,701. Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of $0.25. The units were offered for sale directly by us. In connection with the private placement, we paid qualified registered dealers cash commissions in the aggregate amount of $162,003 and has issued to such qualified registered dealers compensation options to acquire up to 990,500 shares of our common stock, exercisable at a price of $0.21 for a period of up to twelve months from the date of closing of the private placement. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On June 16, 2010, we closed the private placement with Sage and issued 1,464,429 units at a purchase price of Cdn.$0.14 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of $0.20. The units were offered for sale directly by us. The proceeds of this offering were applied to fund the continuation of our exploration and development programs.

On January 21, 2011, we closed a private financing and raised net proceeds of approximately $1.3 million. We issued 6,500,000 units in a private placement, each unit consisting of one share of our common stock and one-half of a warrant to purchase a share of our common stock. The warrants are exercisable for a period of twenty-four months following the date of issuance at an exercise price of $0.30 per share. The purchasers of the units are entitled to registration rights on the shares of common stock and warrants. We intend to use the net proceeds from the private placement to take preliminary steps to implement the development plan of the Borealis Property as well as for working capital and general corporate purposes.

On May 18, 2011, we closed a public offering of 80,000,000 shares of our common stock at a price of $0.125 per share for aggregate gross proceeds of $10,000,000. As part of the offering the underwriters were granted an over-allotment option to cover over-allotments, if any. In connection with the closing of the initial offering, one underwriter exercised its over-allotment option in full for an additional 6,000,000 shares of our common stock at $0.125 per share for additional gross proceeds of $750,000. On May 24, 2011, the second underwriter exercised their over-allotment option in part for an additional 3,060,000 shares of our common stock at a price of $0.125 per share for additional gross proceeds of $382,500.

Nevada Eagle

On July 4, 2007, we entered into a membership interest purchase agreement with Gerald W. Baughman and Fabiola Baughman (which we refer to as the Debt holders), as sellers, and Nevada Eagle, under which we agreed to purchase all of the outstanding limited liability company interests of Nevada Eagle. Upon closing of the membership interest purchase agreement on August 21, 2007, we acquired Nevada Eagle from the sellers for the following consideration:

(a)	2,500,000 in cash;

(b)	four million five hundred thousand (4,500,000) shares of our common stock; and

(c)	a 5% convertible note in the principal amount of $5,000,000 (which we refer to as the Convertible Note).

On February 5, 2010, we and the Debt holders entered into Amendment No. 1 to the Option Agreement dated August 5, 2008 (which we refer to as Amendment No. 1) pursuant to which, among other items, (i) we obtained the right, in lieu of the $500,000 cash payment, to issue a $500,000 promissory note to the Debt holders payable on the earlier of the receipt of proceeds $500,000 from a contemplated private placement or February 19, 2010; (ii) to delete certain unmet conditions required to be satisfied by us in connection with the exercise of the Option; and (iii) update the schedule of properties listed to secure repayment of the Amended Note.

As consideration for entering into Amendment No. 1, on February 5, 2010, we and the Debt holders entered into an Option Consideration Agreement (which we refer to as the Option Consideration Agreement) pursuant to which we agreed to (i) issue the Debt holders 1,500,000 shares of our common stock and (ii) amend the terms of the Amended Note to reduce the conversion price (which we refer to as the Amendment Consideration), which Amendment Consideration was subject to obtaining the approval of our shareholders and Toronto Stock Exchange approval (which we refer to as the Approvals). The conversion price of Amended Note was amended upon receipt of such Approvals to be convertible at $0.60 per share from February 5, 2010 through March 30, 2010, at $0.70 per share from March 31, 2010 through March 30, 2011 and at $0.80 per share from March 31, 2011 to March 30, 2012.

On February 5, 2010, we exercised the option to restructure the Convertible Note by converting $2,500,000 of principal of the Convertible Note, through the issuance of 4,000,000 shares of our common stock and a promissory note in the principal amount of $500,000 to the Debt holders and issuing the an amended Convertible Note for the remaining $2,500,000 of principal of the Convertible Note to the Debt holders due and payable on March 30, 2012. On April 23, 2010, we sold our wholly owned subsidiary, Nevada Eagle, to Fronteer for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming our obligations under the amended Convertible Note, which was retired. In addition, we retained the Copper Basin property located in Idaho.

Management

In July 2008, we announced the appointment of John L. Key as President and CEO, replacing Mr. Tony Ker. Mr. Key is a mining engineer with over 30 years experience and has run, in succession, the Magmont, Polaris and Red Dog mines in the Teck Cominco organization. Mr. Key had been acting as our Chief Operating Officer for the prior six months, and Mr. Key’s primary focus has been overseeing the completion the Preliminary Assessment on a heap leach mine on the Borealis Property and advancing the project toward production as further described below. Mr. Key’s employment contract provides for the granting of 350,000 stock options, which were granted August 1, 2008.

Mr. Ker entered into a Transition Agreement (TA) with us in August 2008, under which, Mr. Ker ceased to be an employee effective August 31, 2008 and ceased to be a director of the Company upon the election of directors at our Annual General Meeting on September 5, 2008. Mr. Ker was to receive monthly payments of $12,500 and certain incidental expenses for 12 months beginning September 2008. We recorded a charge to expense during the quarter ended September 30, 2008 to accrue the cost of the agreement. Mr. Ker has entered into a consulting agreement with us that became effective September 2008. Under the agreement, Mr. Ker is eligible for 200,000 common stock options and a success fee of 0.67% of any financing initiated during the term of this agreement. The consulting agreement was terminated effective September 28, 2008. The TA was amended on December 12, 2008 terminating the monthly $12,500 payments. A consulting agreement was entered into on December 12, 2008 and Mr. Ker was entitled to receive Cdn$50,000 on January 1, 2009 and may be terminated any time and requires 90 days’ notice. Effective November 2008, the CEO and VP Business Development became part time, and we terminated the employment of our CFO, VP Exploration, administrative assistant and Field Supervisor for the Borealis Property. The CFO and VP Exploration subsequently entered into consulting agreements with us.

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

On May 18, 2010, Mr. Raymond Wilson resigned as the Company’s Chief Financial Officer, and we engaged Mr. Matthew A. Fowler of Sharp Executive Associates to serve as our Interim Chief Financial Officer as an independent contractor. Due to the anticipated changes in the nature of our operations during 2011 and following years, on May 25, 2011, we engaged Mr. Ted R. Sharp, principal of Sharp Executive Associates, to serve as our Interim Chief Financial Officer under the existing contract with Sharp Executive Associates. Mr. Sharp’s biography appears in Item 10 below.

On August 2, 2010, Lisanna M. Lewis was appointed as one of our Vice Presidents. Ms. Lewis also serves as our Controller, Treasurer and Secretary.

Corporate Strengths

We believe that we have the following business strengths that we believe will enable us to achieve our objectives:

  Our geological management team has significant exploration experience in Nevada and our CEO has 30 years of experience in mining operations;
  As the Borealis Property was the site of surface mining operations from 1981 to 1990, the process to receive permits and start operations on previously mined operations is less difficult than getting permits for a previously undisturbed area. The USDA Forest Service and the Nevada Bureau of Mining Regulation and Reclamation have both approved the Plan of Operations and Reclamation Plan, allowing us to proceed with the development of a heap leach mine, assuming sufficient oxide reserves are found and additional financing is available. We have also received approvals for surface exploration and water wells and have successfully progressed through the required agency and public review process for those permits.
  Our land position is extensive; we control 751 unpatented mining claims covering approximately 15,020 acres and one 5 acre millsite claim. We believe many surface showings of gold mineralization on the property may provide opportunities for discovery of additional gold deposits. Our property has multiple types of gold deposits including oxidized material, partial oxidized material, and predominantly sulfide material; which we believe may allow us flexibility in our future plans for mine development and expansion, assuming additional financing is available.

We cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. Proven and probable reserves as defined in the 2011 Study are 210,800 oz Au Proven and 158,000 oz Au Probable (Not an SEC Guide 7 compliant resource). Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are “volatile” and cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to further upgrade additional mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop the Borealis Property.

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

Gold Prices and Market Statistics

The following table presents the annual high, low and average afternoon fixing prices for gold over the past six years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year	High	Low	Average

2005	$536	$411	$444
2006	$726	$521	$604
2007	$841	$608	$681
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
(Source: Kitco)

The price of gold closed at $1,546 per ounce on June 21, 2011, based on the London PM Fix Price.

Competition

We compete with other larger and better financed mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Employees

As of March 31, 2011, we had 4 full-time and 1 part-time employees, 1 full-time and 1 part-time employed at our office in Vancouver, British Columbia and 3 employed full time at our office in Reno, Nevada. As of March 31, 2011, BMC, our wholly-owned subsidiary, had no employees. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management. Subsequent to the closing of the May 18, 2011 financing described above, BMC has hired four full time employees and one full time employee of the Company has been transferred to the BMC.

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

During the year ended March 31, 2011, there were no material environmental incidents or material non-compliance with any applicable environmental regulations.

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

Risks Related to Our Operations

We will require future financing to enable us to continue operations.

We are an early stage company and may not have sufficient capital to fully fund all of our obligations, and we recognize that additional resources are required to enable us to continue operations. We expect that the proceeds from our May 18, 2011 public offering will provide enough capital to fund the first phase of production for an oxide heap leach mining operation at our Borealis Property, and that thereafter the profits from the early phases will fund the later phases of production. However, we may require additional financing to meet our general and administrative expenses after June 30, 2011 and for the remainder of the fiscal year and we may require substantial additional financing either for future development activities or if we encounter unexpected costs or delays.

We believe that additional resources are required to enable us to fully develop and operate the Borealis Property. We intend to advance the Borealis Oxide Heap Leach to production with current funds. To achieve full production and processing capabilities we intend to use positive cash flow from operations. However, no assurance can be given that we will achieve profitability or positive cash flow from operations. We may raise additional funds through debt and/or equity financing. However, access to additional capital may not be available on terms acceptable to us or at all. If we are unable to raise additional capital and expected revenues do not result in positive cash flow from operations, we will not be able to meet our obligations and may have to suspend or cease operations.

At March 31, 2011, we had working capital of $877,212 with an average cash expenditure rate of $155,500 per month in a typical month based on the 4 full time and 1 part time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $837,457 in cash, $29,892 in accounts receivable, $122,716 in prepaid expenses, and $2,975 in the current portion of our note receivable. We had $397,106 in accounts payable and accrued liabilities.

Our lease for the Borealis Property is subject to our continuing to perform development work, an activity that requires capital.

Our lease for the Borealis Property, which includes claims covering the principal deposits, states that after January 24, 2009 (twelve years from the effective date of the lease) we must be engaged in active mining, development or processing to automatically extend the term of the lease. Development is defined to mean work or construction in preparation for mining or processing a proven or possible reserve, including further exploration of development drilling of such a reserve. If we do not perform any qualifying development activities within a 365-day period, we are subject to losing our lease rights in the Borealis Property. Qualifying work has been completed on an ongoing basis since the January 24, 2009 trigger date. If projected initial capital costs or operating costs for development of the heap leach mine at the Borealis Property exceed current projections, mine development is delayed or estimated potential production revenues are delayed or less than projected, without additional financing in the future, we may not be able to continue our development process and we may lose the lease to the Borealis Property.

Risks related to the Borealis Property.

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

the success of the company to achieve operational results that match design parameters in terms of:

ore grade

gold and silver metal recoveries

operating costs

operating efficiencies

the availability of funds to finance construction and development activities;

potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

potential increases in construction costs, operating costs and working capital increases due to changes in the cost of fuel, power, materials, supplies, and other costs.

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

The Borealis Mine actively produced gold in the 1980s, but we currently have no commercial production at the Borealis Property and have never recorded any revenues from gold production. You should not rely on the fact that there were historical mining operations at the Borealis Property as an indication that we will ever place the property into commercial production. We expect to continue to incur losses unless and until such time, if ever, our property enters into commercial production and generates sufficient revenues to fund our continuing operations. The development of new mining operations at the Borealis Property will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of our properties are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not be able to place the Borealis Property into production or generate any revenues or achieve profitability.

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

  the identification of potential gold mineralization based on evaluation of the host rock, alteration, structure, geochemistry and proper sampling;
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

A shortage of critical equipment, supplies, and resources could adversely affect our operations.

We are dependent on certain equipment, supplies and resources to carry out our mining operations, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact production schedules and costs.

Operations at the Borealis Property will require a significant amount of water. The Borealis Property is located in an arid region with an over-appropriated water basin. Successful mining and processing will require careful control of project water usage and efficient reclamation of project solutions back into the process. The figures for our mineralization are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

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

As of June 6, 2011, we broke ground and began construction of the Borealis Heap Leach Operation.

Because we have just recently started mine construction at our Borealis Property and have not commenced actual production, mineralization estimates, including reserve estimates, for the Borealis Property may require adjustments or downward revisions based upon actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.

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

  sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the below factors.
  the relative strength of the U.S. dollar and certain other currencies;

  interest rates;
  global or regional political, financial, or economic conditions;
  supply and demand for jewelry and industrial products containing metals; and
  expectations with respect to the rate of inflation;

A material decrease in the market price of gold and other metals could affect the commercial viability of our Borealis Property and our anticipated development and production assumptions. Lower gold prices could also adversely affect our ability to finance future development at the Borealis Property, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

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

We do not insure against all risks to which we may be subject in our planned operations.

We currently maintain insurance to insure against general commercial liability claims and losses of equipment. Our insurance will not cover all of the potential risks associated with a mining company’s operations, and we may be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means.

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

Losses from events that are not covered by our insurance policies may cause us to incur significant costs that could negatively affect our financial condition and ability to fund our activities on the Borealis Property. A significant loss could force us to terminate our operations

We are subject to significant governmental regulations.

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
  export controls;
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

All of our exploration and potential development and production activities are in the United States and are subject to regulation by governmental agencies under various environmental laws. These laws address, among other things, emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.

If and when production begins at the Borealis Property, operations will involve the use of sodium cyanide, which is a toxic material. The use of sodium cyanide is normal for the industry, and appropriate steps are taken to prevent leakage into the environment. However, if the material is discharged, we could incur significant liabilities associated with containment and clean-up, against which we might not be insured.

Additionally, our operations result in emissions of greenhouse gases, which may be subject to increased regulation in the future. In general, environmental legislation is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations requires significant capital outlays, and future changes in these laws and regulations may cause material changes or delays in our financial position, operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on the feasibility of our operations at the Borealis Property, or some portion of our business, causing us to re-evaluate those activities at that time.

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

Our operations require us to obtain government permits and approvals.

Permits and approvals from various government agencies, such as the United States Forest Service, are required in order to enter production on the Borealis Property. All major operating permits are currently in place, but there are still some additional minor permits or permit modifications to be secured. Though these additional permits should be easy and straightforward to obtain, there can be no assurance that delays will not occur in connection with obtaining these additional permits or later renewing the existing ones. In addition, our permits may be revoked in the future for failure to comply with applicable regulations or for other reasons that may be beyond our control

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on the services of key executives including, John Key, CEO, Lisanna Lewis, Vice President, and Ted Sharp, CFO, and other highly skilled and experienced consultants focused on bringing our Borealis Property into production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. We do not maintain key-man life insurance on any of our key management employees.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is intensely competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to develop a mine, larger companies with significant resources may have an advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Title to the Borealis Property may be subject to other claims, which could affect our property rights and claims.

Although we believe we have exercised commercially reasonable due diligence with respect to determining title to properties we own or control through the BMC and the claims that are subject to the Borealis Property mining lease, there is no guarantee that title to such properties will not be challenged or impugned. The Borealis Property may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of these properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the Borealis Property in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

All of the mineral rights to the Borealis Property consist of "unpatented" mining claims created and maintained in accordance with the U.S. general mining laws. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. general mining laws, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.

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

Because mines have limited lives based on proven and probable mineral reserves, we will have to continually replace and expand our mineral reserves, if any, if and when the Borealis Property produces gold and other base or precious metals. Our ability to maintain or increase the property’s annual production of gold and other base or precious metals will be dependent almost entirely on our ability to bring new mines into production.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain of the directors and officers of Gryphon Gold have served or are serving as officers and directors for other companies engaged in natural resource exploration and development and may also serve as directors and/or officers of other companies involved in natural resource exploration and development.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. We are a small company with a very limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

While we believe we have adequate internal control over financial reporting, we may be required to provide an auditors attestation on the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10-K for the year ended March 31, 2011. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

We are currently a “smaller reporting company” as defined under the rules and regulations of the SEC, and therefore, do not have to provide an auditor’s report on the effectiveness of such internal control over financial reporting pursuant to recent changes to Section 404 of the Sarbanes-Oxley Act of 2002. However, if we lose our status as a “smaller reporting company” in the future, we would be required in our annual report on Form 10-K for the following fiscal year to provide an attestation report from our auditors on the effectiveness of such internal control over financial reporting.

While we have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting. During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditors are unable to attest that our internal control over financial reporting is effective, if and when required, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Risks Related To Our Securities

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future. The market price of our common stock has ranged from a high $0.28 and a low $0.09 during the twelve month period ended March 31, 2011. The market price for our common stock closed at $0.15 on March 31, 2011. The market price of our common stock may fluctuate significantly from its current level in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue shares of our common stock and result in dilution to existing shareholders.

As of March 31, 2011, we had 96,983,632 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

  5,236,250 (inclusive of the 550,000 granted to a consultant outside of the stock option plan) shares of common stock issuable upon vested exercise of options outstanding as of March 31, 2011;
  9,430,892 shares of common stock issuable upon exercise of warrants outstanding as of March 31, 2011.

If these exercisable securities are fully exercised, we would issue an additional 14,667,142 shares of common stock, and our issued and outstanding share capital would increase to 111,650,774 shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to smaller reporting company

ITEM 2. PROPERTIES

Executive Offices

Our principal executive office is at 611 N. Nevada Street, Carson City, Nevada 89703. We do not currently own investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Borealis Property

Cautionary Note to U.S. Investors: The Pre-Feasibility Study and the 2009 Study use the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in accordance with National Instrument 43-101 of the Canadian Securities Administrators. These definitions differ from the definitions in SEC Industry Guide 7. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. The Technical Report, the Preliminary Assessment the 2009 Study and the Pre-Feasibility Study also use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by National Instrument 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained pounds” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the 2011 Study. The 2011 Study was prepared in accordance with the requirements of National Instrument 43-101. Management's plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full 2011 Study. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the 2011 Study which is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at the website: www.sedar.com and on the Company's website at www.gryphongold.com.

The Borealis Property in Nevada is our principal asset, which we hold through our subsidiary, BMC. In the 1980s previous operators of the Borealis Property mined approximately 600,000 ounces of gold from near-surface oxide deposits. In this annual report, the previously mined area is referred to as the “Borealis site”, the “previously disturbed area” or the “previously mined area”, while our references to the Borealis Property refer to the entire property we own or lease through BMC.

At Borealis, there is one large hydrothermal system, containing at least 13 known gold deposits, some of which are contiguous. There has been historical production from 8 of these deposits. As there are several other showings of gold mineralization across the property, there is an opportunity to identify additional gold deposits.

During the year ended March 31, 2011, three separate drilling programs were completed on the Borealis Property. The first program consisted of 21 holes for 5,795 feet of reverse circulation drilling, the second consisted of 3 holes for 110 feet of metallurgical core drilling, and the third was 28 holes of reverse circulation drilling for 1,630 feet.

Borealis Property Description and Location

The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 15,020 acres. The approximate center of the property is at longitude 118° 45' 34” West and latitude 38° 22' 55” North. The figure below shows the location and access to the Borealis Property.

(Source: Gryphon Gold, 2005)

The Borealis Property is comprised of 751 unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, and one unpatented millsite claim of approximately 5 acres. Of the 751 unpatented mining claims, 128 claims are owned by others but leased to BMC, and 623 of the claims were staked by Golden Phoenix Minerals, Inc., whom we refer to as Golden Phoenix, or Gryphon Gold and transferred to BMC.

Our rights, through BMC as the owner or lessee of the claims, allow us to explore, develop and mine the Borealis Property, subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. We believe that all of our claims are in good standing.

The 128 leased claims are owned by John W. Whitney, Hardrock Mining Company and Richard J. Cavell (the “Borealis Owners”). BMC leases the claims from the Borealis Owners under a Mining Lease dated January 24, 1997 and amended as of February 24, 1997. The mining lease was assigned to BMC by the prior lessee, Golden Phoenix. The mining lease contains a “project area” provision, such that any new mining claims located or acquired by BMC within the project area after the date of the mining lease shall automatically become subject to the provisions of the mining lease. The project area is located in the following areas of the property:

  T.6.N..R.28.3 – All of Sections 1,2 and 12. North ½ of Section 13.
  T.6.N..R.29.E. – All of Sections 2 through 11 and 15 through 22. North ½ of Section 14.
  T.7.N..R.28.E. – All of Sections 35 and 36.

  T.7.N..R.29.E. – All of Sections 31 and 32. West ½ of Section 33.

All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (“BLM”) and with Mineral County, Nevada to keep the claims from terminating by operation of law. BMC is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $94,000 per year for all of the Borealis Property claims (751 unpatented mining claims plus one millsite claim). In addition, Mineral County filling and document fees totaling $6,400 are paid to fulfill the annual filing requirements. The State of Nevada has imposed a one time fee of $85 per claim in 2010, an additional $63,920 was paid on May 24, 2011. On May 31, 2011 the Supreme Court of the State of Nevada declared the one time fee unconstitutional and all monies be returned.

Royalty Obligations

The leased portion of the Borealis Property is currently subject to advance royalty payments of approximately $9,869 per month, payable to the Borealis Owners. These advance royalty payments are subject to annual adjustments based on changes in the United States Consumer Price Index.

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise is $1,750,000 in cash, 7,726,250 common shares of the Company and a three-year, $1,909,500 5% note payable. The option period can and was extended for an additional six months for a payment of $125,000 that was settled through the issuance of common stock of the Company. On February 12, 2010, the Company entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010 and to extend the condemnation period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement the Company agreed to pay total consideration of $150,000 to the Borealis Owners, comprised of cash in the amount of $25,000 and shares of the Company’s common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000. On February 2, 2011 the option was extended on a month-to-month basis for up to six months beginning February 22, 2011 in consideration for $25,000 per month. Under the terms of the amended option agreement, Gryphon has agreed to exercise the option and fix the Borealis Net Smelter Return (NSR) royalty at 5% on the tenth business day following the closing of any offering to raise $8 million or more and the leaseholders have agreed to accept a two year, 5% promissory note in the principal amount of $1.6 million in lieu of a portion of the original $1.75M cash payment due on exercise of the Option. The option was exercised on May 20, 2011. Upon exercise of the Option, Gryphon paid the leaseholders $150,000 in cash, entered into the $1.6 million promissory note, issued 7,726,250 shares of common stock and entered into a convertible promissory note in the principal amount of $1.9 million.

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

The Borealis site has been reclaimed by the prior operator to early 1990's standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and heap leach areas is gained through a locked gate. No buildings or power lines or other mining related facilities located on the surface remain. All currently existing roads in the project area are two -track roads with most located within the limits of the old haul roads that have been reclaimed.

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

Several gold deposits have been previously defined through drilling on the Borealis Property by prior owners. Some gold deposits have been partially mined. Reports on past production vary. The past gold production from pits on the Borealis Property, as reported by prior owners is tabulated below. The total of past gold production was approximately 10.6 million tons of ore averaging 0.057 ounces per ton (opt) gold. Mine production resulting from limited operations in 1990 is not included. Although no complete historical silver production records still exist at this time, the average silver content of ore mined from all eight pits appears in the range of five ounces of silver for each ounce of gold. We are continuing to determine the potential viability of silver recovery as our feasibility study and more detailed mine planning progress.

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

Local Geology

The Borealis District comprises widespread high-sulfidation (acid-sulfate alteration) gold-silver mineralization that was the focus of recent and historical mining operations. The district trends N70-75W, for seven miles, from Bullion-Delta targets, west-northwest to Purdy Peak. The eastern boundary of the district is west of Mesozoic intrusive rocks, and Pre-Mesozoic sequences. The western limit of the district is unknown and unexplored. Gold-silver mineralization, silicified fault breccias, zones of silicification, and associated alteration is structurally controlled. The most important structural trends defined in the district are:

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

Sunset Wash Prospect

The Sunset Wash prospect consists of a gravel-covered pediment underlain by extensive hydrothermal alteration in the western portion of the Borealis district. Sixteen holes drilled by Echo Bay Mines indicate that intense alteration occurs within a loosely defined west-southwest belt that extends westerly from the Jaimes Ridge/Cerro Duro deposits. At the western limit of the west-southwest belt, Cambior’s IP survey and drilling results can be interpreted to indicate that the alteration system projects toward the southeast into the pediment. Cambior conducted a gradient array IP survey over the Sunset Wash area effectively outlining a 1,000 by 5,000 foot chargeability anomaly. The anomaly corresponds exceptionally well to alteration and sulfide mineralization identified by Echo Bay’s drill hole results. Two structures appear to be mapped by the chargeability anomaly; one is a 5,000-foot long west-southwest-trending structure and the other is a smaller, northwest-trending structure. Alteration types and intensity identified by the drilling, combined with the strong IP chargeability high and the aeromagnetic low, strongly suggest that the robust hydrothermal system at Sunset Wash is analogous to high-sulfidation gold systems. Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. The westernmost of Cambior’s three holes encountered the most encouraging alteration and gold mineralization suggesting that this drill hole is near the most prospective area. This drill hole intercepted hydrothermally altered rock from the bedrock surface to the bottom of the hole, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole.

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

Mineralization

Overview

Finely disseminated gold mineralization found in the Borealis epithermal system was associated with pyrite and other gold bearing sulfide minerals such as marcasite when initially deposited by the gold-rich hydrothermal fluids. In the upper portions of the near surface deposits, over time through natural oxidation, the pyrite was transformed to limonite, releasing the gold particles. Through this geologic process, the mineral character of the deposit was altered, and sulfides were destroyed, releasing the gold so that conventional hydrometallurgical processes (e.g. gold heap leaching) could be effectively applied to recover the gold. Gold bound in pyrite or pyrite-silica which was not oxidized (commonly in the deeper deposits) in the geologic process is not as easily recovered by a simple heap leaching and may require some type of more advanced milling operation. Limited evidence suggests that in certain deposits, such as the Borealis and Freedom Flats deposits, some coarse gold exists, probably in the higher-grade zones.

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

Gryphon Gold Drilling Program

Since acquiring the Borealis Property, we have drilled 301 holes totaling 160,218 feet. The majority of these holes were drilled in, and around, known gold deposits. Less than 30 holes can be considered exploration holes in areas located outside the Borealis Project boundary.

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

Gryphon Gold Operations — Sampling, Analysis, Quality Control and Security

The work we performed to evaluate the 32 holes drilled in 2004 on the five previously leached heaps and two waste dumps was done by a sonic rig to retrieve core-like samples. All drill holes were drilled vertical, with the sample immediately slid into a plastic sleeve that was sealed and marked with the drill hole number and footage interval. These plastic sample sleeves were not reopened until they reached the analytical lab. A Qualified Person and geologist, monitored all of the drill procedures and the handover to the analytical lab. A non-blind standard was added as the last sample of each hole, which was obvious to the lab since the standard was in a pulp bag, although the lab did not know the gold value of the standard.

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

The 2010 drilling effort consisted of two different programs, each with its own objectives. The first consisted of 21 reverse-circulation drill holes that focused on the Freedom Flats, East Ridge, Borealis Extension, and Middle Ridge areas with the objective of converting inferred gold ounces to indicated and general confirmation or delineation of the gold resource. Two condemnation holes were also drilled into the planned leach pad site.

During November 2010 Gryphon Gold drilled 23 reverse circulation holes into the Freedom Flats portion of the Leach Pad 1 and 5 holes into the Re-leach portion of the Pad 1. A total of 1,630 feet were drilled with individual hole depths ranging from 30 feet to 85 feet. The drilling program planned that no hole would penetrate the plastic liner and each hole was terminated approximately ten feet above it. Five foot samples were collected over each hole and these were assayed for both gold and silver, soluble gold and silver, mercury, sulfur, and other elements. The holes in this program were drilled to give confirmation of previous results and to upgrade the company’s confidence that these old pads contained economically attractive resources.

Borealis Mineralization Estimate

A mineralization model was developed for the Borealis Property and is detailed in the April 28, 2008 report, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101 (“Technical Report”), which was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The independent NI 43-101 compliant Preliminary Assessment (“PA”) that was completed September 2, 2008 concluded that there is significant mineralization which “could support an open pit, heap leach gold and silver mine. Based on historical operational data and similar deposits and projects in the area, the field-proven process technology selected (heap leach and ADR plant, using carbon absorption) will be able to effectively produce gold and silver ore for sale.” The PA was furnished to the SEC as Exhibit 99.1 to the Company’s Form 8-K filed on October 10, 2008. The Technical Report details mineralization on the Borealis Property. Cautionary Note to U.S. Investors: The PA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The Pre-Feasibility Study as at September 17, 2009 was completed and authored by John R. Danio, P.E. of Denver, Colorado. The Pre-Feasibility Study was furnished to the SEC as Exhibit 99.2to our Form 8-K as filed on September 22, 2009 The Pre-Feasibility Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. Telesto Nevada Inc. and the authors of the Pre-Feasibility Study recommended that the Borealis Project be put into production. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above. The Pre-Feasibility Study Update as of April 25, 2011 was completed and authored by John Welsh, P.E. and Jonathan Brown, C.P.G. of Reno, Nevada. The Pre-Feasibility Update was furnished to the SEC as Exhibit 333-127635 to our Form 8-K as filed on April 26, 2011. The Pre-Feasibility Update is based on the open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during previous operations. Telesto Nevada Inc. and the authors of the Pre-Feasibility Update recommended that the Borealis Project be put into production. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

Historical Mining and Metallurgical Operations

The historical mining operations processed both a run-of-mine ore and an ore that was crushed to a nominal 1 1/2-inch product as the primary feed material that was placed on the heap for leaching. The fines fraction was agglomerated with cement, mixed with the coarse fraction, and leached with sodium cyanide solution. Gold mineralization is finely disseminated and/or partially bonded with pyrite, and although there are very little ore mineralogy data available, historical operating reports suggest that some coarse gold may exist. Gold that is bound in pyrite or pyrite-silica is not easily recovered by simple heap leach cyanidation; however, gold recovery in oxide ores is reported to average about 80% for the ore treated. There are no reports of carbonaceous refractory components within the old heap or dump materials. The previous mine operators employed a Merrill Crowe circuit to enhance ease of silver recovery, followed by a retort to remove mercury.

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

Future Plan for Mine Development

Based upon the April 25, 2011 Pre-Feasibility Update and subsequent to the successful completion of our $10.9 million public offering on May 18, 2011, the Board of Directors approved the construction and development of the Borealis Oxide Heap Leach Project. Our plan will be based on the Plan of Operation filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and facts on the ground during the construction phase.

The Plan of Operations was the basis for the 2011 Study. The 2011 Study presents an economic analysis, and provides capital expenditures, operating costs, ore grade, anticipated revenues, and projected cash flows. Cautionary Note to U.S. Investors: The Pre-Feasibility Study uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

Mineralized Material Expansion and Drilling Program

We have undertaken a systematic district-scale drilling program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include Rainbow Ridge/Tough Hills, Sunset Wash, Lucky Boy, and others yet to be named generally within the areas referred to as the Central and Western Pediments. To date we have drilled and assayed 206 holes as part of the district-wide exploration program.

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

The Borealis Property is situated on lands owned by the United States (Federal Lands). BMC, as the owner or lessee of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. On Federal Lands, mining rights are governed by the General Mining Law of 1872 as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. Historically, the owner of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

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

The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until the reclamation is completed. The bond amount for a large mining operation is significant. Local jurisdictions (such as Mineral County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

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

The approved Plan of Operations focuses on the approximately 460 acre area previously disturbed by mining operations. Deposits within this boundary, subject to permit applications generally, include the oxidized and partially oxidized portions of Borealis, Deep Ore Flats (also known as Polaris), East Ridge, Freedom Flats, and Northeast Ridge which are amenable to a conventional hydrometallurgical gold recovery process such as heap leaching. Also included in the Plan of Operations is the option for development of underground access to the Graben deposit to be used for exploration and future development activities, although no production plan has been submitted for consideration in this mineralized zone at this date. Crocodile Ridge, Middle Ridge, and other deposits within the study area boundaries of the Borealis Property will be added to the permit applications if warranted based on ongoing engineering and in-fill drilling results.

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

In order to satisfy the reclamation surety requirements of the U.S. Forest Service, we will be putting in place a cash bond. Cash bonding is the only alternative available for start-up companies where substantial financial strength is absent. When successful operations generate a strong cash position other alternatives such as a Letter of Credit or an Insurance Policy become viable alternatives. An insurance policy, if obtained on terms acceptable to us, would require us to pay into a “commutation” account of the insurer the agreed cost of the initial future reclamation work. The initial amount covered under the policy will be funded by a deposit into the “commutation” account, in an amount to be negotiated. The amount covered by the policy is expected to increase as reclamation costs increase due to expanded mining related disturbances. This additional policy coverage is expected to be funded from mining revenue once the mine is in operation. Once funded, the account will be available to pay for concurrent and final reclamation expenses as they are incurred. The policy is expected to provide us a mechanism to manage the overall cost of reclamation for a known cost for the entire life of mine and provide financial assurance required by the U.S. Forest Service. The National Environmental Policy Act (NEPA) requires that any decision made by a Federal agency must consider the environmental effects of that decision. The USFS will decide whether or not there is a decision to be made, and whether that decision is significant or not. If there is no decision to be made, as in the instance of Categorical Exclusions (CE), the project can proceed with notification only. CE's are allowed when surface disturbances are limited to less than one mile of new road building. If a decision must be made, an environmental impact evaluation is completed and from that analysis, a determination of whether the environmental impact is significant or not. If the determination is a “finding of no significant impact” (FONSI), then the agency is authorized to approve the plan based on the Environmental Assessment (EA) findings. If the decision is that the impacts are in fact significant, then an Environmental Impact Statement (EIS) is required to arrive at the final decision. There is a significantly increased time period for review and public comment for an EIS versus an EA. Approvals of Gryphon Gold's site exploration activities to date were authorized under a CE.

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

Nevada Division of Water Resources (“NDWR”) Requirements

Development of the Borealis Property will involve significant water demand in an arid region where the water basin has been over-appropriated and for which project water rights have been withdrawn. Successful mining and processing will require careful control of project water and efficient reclamation of project solutions back into the leaching process.

The NDWR is the responsible agency for granting water rights permits. The basin from which water rights could be appropriated is the same basin that was the water supply for the mining activities at Borealis during the 1980‘s and early 1990‘s. Although this basin appears to be over allocated to various users, many of these rights go unused, so it may be possible to transfer existing appropriations to the project if necessary.

We believe that water rights granted to us by the NDWR are sufficient to conduct planned operations. A wellfield to perfect this water supply has not yet been tested or developed.

Nevada Division of Environmental Protection Bureau (“NDEP”) of Mining Regulation and Reclamation Requirements

The NDEP, Bureau of Mining Regulation and Reclamation (“BMRR”) regulates mining activities within the state including water pollution control and reclamation.

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

NDEP — Bureau of Air Quality Requirements

Prior to the commencement of construction activities, an air quality permit will be necessary. The Nevada Bureau of Air Quality (“BAQ”) regulations state that a process flow diagram must be generated to communicate the technical aspects of the process/activity and determine which class of permit will be required. We have prepared the required process flow diagram and submitted our permit application. On April 28, 2006 the Class II air quality permit was issued by BAQ. Because Gryphon was not able to move the project into construction within the air permit time frame, NDEP kept this old permit in force while a new air quality and mercury permit application was being developed and approved. This permit writing and review is nearing completion and the company does not expect any problems moving forward.

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

The following is a summary and status of the permits required for the Borealis Gold Project:

  An Approved Plan of Operations from the USFS, Humboldt-Toiyabe National Forest has been received. The Environmental Assessment (“EA”) was approved for the Plan of Operations with a Finding of No Significant Impact (“FONSI”) on June 19, 2006. The Decision Notice was published on June 22 and 23, 2006 and is not appealable. Final revisions to the Plan of Operations were submitted to the USFS on June 23, 2006 and the USFS signed the Plan on June 29, 2006. The Plan of Operations can be implemented as soon as a reclamation bond is posted with the USFS. The initial bond amount is estimated to be $3 million, with a project total of $8 million.
  A Water Pollution Control Permit (“WPCP”) from the NDEP-BMRR was approved and granted to BMC on January 28, 2006 and renewed in late 2010. The permit allows BMC to construct and operate a 10-million ton capacity heap leach pad and processing plant as a zero-discharge facility. Monitoring wells have been installed and quarterly sampling and reports are conducted to comply with permit conditions.
  A Reclamation Permit from the NDEP-BMRR and reclamation bond amount were approved on June 23, 2006. This permit is the State of Nevada’s approval of the Plan of Operations and is effective with the posting of the reclamation bond with the USFS. Subsequent to its approval and based on the new phased development plan the bond amount has been re-estimated at $3 million. This revised bond estimate has been submitted to the NDEP and the Forest Service for review and approval. As of June 21, 2011 $2,000,000 has been deposited with USFS towards this Reclamation Permit.
  A Tentative Permanent Closure Plan to be administered by the NDEP-BMRR was submitted with the WPCP application and accepted by NDEP-BMRR. A Final Permanent Closure Plan will not need to be developed until 2 years prior to project closure.
  NDEP-Bureau of Air Pollution Control (“BAPC”) issued the Air Quality Operating Permit on April 28, 2006 for the Borealis processing facilities. The State of Nevada soon afterwards adopted new regulations regarding mercury emissions, and an application was filed under this new State program on September 14, 2006, as a compliance order pursuant to the approved air quality permit. The permit was renewed in 2010. Approval of the mercury permit will be complete prior to the startup of the ADR plant. The EPA, in February 2010, published a rule for precious metal mines requiring that mines that are predominately mining gold ore become permitted as Title V facilities. In spite of the change there is no reason to believe at this time that this conversion to a Title V facility will not be routinely achieved.
  A Surface Area Disturbance Permit from the NDEP-BAPC was approved and granted to BMC on April 3, 2006 for disturbances associated with construction and mining activities.
  The Storm Water Pollution Prevention Plan (“SWPPP”) has been prepared for the project. A Notice of Intent, filing fee, and the SWPPP will be submitted to the Bureau of Water Pollution Control (“BWPC”) 2 days prior to the start of mining operations to obtain coverage under the general National Pollutant Discharge Elimination System (“NPDES”) permit for Nevada mines.
  A Spill Prevention, Control, and Countermeasure (“SPCC”) Plan, under the jurisdiction of the U.S. Environmental Protection Agency (“EPA”), will be prepared and implemented before starting operations. The SPCC Plan will provide methods for storing, transporting, and using petroleum products as well as emergency response measures in the event of a release.
  A preliminary Emergency Release, Response and Contingency Plan (“ERRCP”) was submitted with the Plan of Operations. The ERRCP provides methods for storing, using, and transporting process chemicals on site as well as emergency response measures in the event of a release. A final ERRCP will be prepared prior to the start of leaching and processing activities. Both the USFS and the NDEP-BMRR require the ERRCP.

  Threatened & Endangered Species Act: No known threatened or endangered species have been identified within or near the project area. A Biological Assessment and Biological Evaluation (“BA/BE”) and a Wildlife Specialist Report were approved by the USFS on June 6, 2006. These reports identified three USFS sensitive plants and two other plant species of concern within the project area. Mitigation measures were developed for these plants and incorporated into the EA and Plan of Operations. The USFS concluded that the project may impact individual plants and plant habitat but will not likely contribute to a trend towards listing or cause a loss of viability to the population or species.
  Historical Preservation Act (Section 107): Consultation with the USFS and the State Historical Preservation Officer (“SHPO”) has occurred in conjunction with the preparation of the EA. The “Heritage Research Final Report, Gryphon Gold, USA, Mining and Exploration Project, Borealis Mine Area” was submitted to the USFS in March 2006. The report identifies prehistoric cultural resources located within and near the project area. This report was approved by the USFS and forwarded to SHPO for their review and comment on April 17, 2006. The SHPO approved the report in early May 2006. Mitigation measures consisting of avoidance and protection were incorporated into the EA and the Plan of Operations.
  Water Rights: Water Rights have been granted by the Nevada Division of Water Resources (“NDWR”) for two production wells located approximately 3 miles south of the project, in the same vicinity as the supply wells from the previous mining operation. Based on historic well productivity records, this water right and point of diversion has the capacity and productivity to meet project needs. A second set of water rights was obtained for a site about 10 miles to the south of the planned operation as a contingency; however, this water right has been forfeited as it has been deemed extraneous.
  Industrial Artificial Pond Permit: The Department of Wildlife, State of Nevada, has issued an Industrial Artificial Pond permit to use and store industrial waters in lined containers on the Borealis project site. This permit was granted on December 1, 2009 and expires on November 30, 2014.

In addition to the permits listed above, there are a number of miscellaneous permits, licenses, authorizations, or plans that will be required for the project. These permits are necessary, but not considered cumbersome or time consuming to secure. The following list includes all known minor permits that may be required and the corresponding regulatory agency:

Permit/License/ Authorization/Plan	Agency	Comments
Explosives License or Permit	U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives	Requires submitting identification information for employees who are authorized to possess explosive materials. ATF will act on the application in 90 days.
Hazardous Waste Generator Number (Registration)	EPA and NDEP	Completed as a conditionally exempt small generator.
Drinking Water Supply (Approval of Plans)	NDEP – Bureau of Safe Drinking Water (“BSDW”)	Facility design will be submitted in April, 2011. Testing shows that no treatment is required.
Radio Communications Permit	Federal Communications Commission (“FCC”)	Pending FCC Approval.
MSHA Identification Number and MSHA Coordination	U.S. Department of Labor Mine Safety and Health Administration (“MSHA”)	BMC has submitted registration and coordinated discussions with MSHA.
Building Permit	Mineral County Fire Marshall	A full set of plans to Mineral County Fire Marshall for approval. Commercial trailer/modular building plans must be submitted.
Special Use Permit	Mineral County, Planning Commission	Application has been submitted; waiting for a meeting to present Borealis Project for special permitting.

Septic Tank (Small Capacity Commercial Wastewater Disposal System)	NDEP-Bureau of Water Pollution Control	Design for septic tank must be submitted for review. Filled percolation tests are required.
Notification of Commencement or Closing of Mine Operations	Nevada Department of Business and Industry, Division of Industrial Relations, Mine Safety Section	Form to be filed upon determination of a start date.
Industrial Artificial Pond Permit	Nevada Department of Wildlife	Complete
Fire Protection Certification	Nevada Department of Public Safety; Nevada State Fire Marshall	Contact will be made with the State Fire Marshall.
Right of Way for a Power Line (approximately 5,000 linear ft)	BLM USFS	Complete Application under Review
Petroleum Contaminated Soils (”PCS”)	NDEP	Needed prior to installation of the truck shop.

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

U.S. Federal and State Environmental Law

Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws. Proposed mining activities on federal land trigger regulations promulgated by the USFS, the Bureau of Land Management (“BLM”), and potentially other federal agencies, depending on the nature and scope of the impacts. For operations on federal public lands administered by the BLM that disturb more than five acres, an operator must submit a Plan of Operations to BLM. On USFS-administered lands, the USFS requires the submission of a notice for all mining operations, regardless of size, and a Plan of Operations if the USFS determines that there will be any “significant” disturbance of the surface.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA liability. We cannot predict the likelihood of future CERCLA liability with respect to our properties or surrounding areas that have been affected by historic mining operations.

Under the Resource Conservation and Recovery Act (“RCRA”) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

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

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System (“NPDES”) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (“NEPA”) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An EA may be adequate for smaller projects. An Environmental Impact Statement (“EIS”), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior's U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

Copper Basin Property

We do not consider the Copper Basin Property to be a material property of the Company. The Copper Basin Property is an exploration stage property and does not have currently have any known Guide 7 compliant reserves. The Copper Basin exploration property hosts high-grade underground copper silver deposits and peripheral open pit low-grade copper oxide deposits. Gryphon Gold controls 26 unpatented lode mining claims surrounding a core of ten patented private claims. Most of the reported historic production came from underground mining of high grade copper silver zones that averaged around 6% copper and 10 ounces per ton of silver. The surface rocks found around the high grade zones show wide spread copper oxide mineralization. The prospective extent of the copper mineralization measures roughly 6000 feet N-S by 3000 feet E-W. Past exploration by Phelps Dodge Corporation in 1997 found that both high grade and low grade mineralization is found on Gryphon’s claims. Their preliminary testing of drill samples showed upwards of 95% leach recovery of the copper, with only moderate acid consumption. Gryphon is planning to conduct additional geological evaluation.

Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2011, the Company had no such specified health and safety violations, orders or citations, remedied during the fiscal 2011 year, and paid no penalties to the Mine Safety and Health Administration. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 3. LEGAL PROCEEDINGS

Except as provided below, neither we nor any of our properties, including the Borealis Property, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated.

On September 16, 2005, our subsidiary, BMC, was named as a co-defendant in an ongoing civil action pending in the United States District Court for the District of Nevada, entitled United States v. Walker River Irrigation District (Court Doc. No. In Equity C-125, Subfile C-125-B). The action seeks to determine the existence and extent of water rights held by the federal government in the Walker River drainage area for use on federally reserved lands such as Indian reservations, National Forests, military reservations, and the like. The suit does not dispute nor seek to invalidate any existing water rights (including ours); rather, it seeks to determine the extent and priority of the federal government’s water rights. On May 27, 2003, the Court stayed all proceedings to allow the United States, the State of Nevada, the State of California, the Walker River Paiute Tribe, the Walker River Irrigation District, Mono County, California, Lyon County, Nevada, Mineral County, Nevada and the Walker Lake Working Group to attempt to mediate a settlement. No settlement has yet been reached. BMC was named as one of several hundred co-defendants in this action because it owns water rights within a portion of the Walker River drainage area in Nevada, which were granted under a permit on September 16, 2005.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Toronto Stock Exchange (“TSX”) and is quoted on the Over-the-Counter Bulletin Board in the United States. Our common shares commenced trading on the TSX on December 22, 2005. Before trading on the TSX our stock was not publicly traded on any exchange. On June 1, 2006, our stock became eligible to be quoted on the Over-the-Counter Bulletin Board market in the United States.

The high and low sales prices of our common stock on the TSX were as follows:

Period	High	Low
2011
April 1 – June 21, 2011	Cdn$0.18	Cdn$0.13
First Quarter (TSX)	Cdn$0.25	Cdn$0.13
2010
First Quarter (TSX)	Cdn$0.23	Cdn$0.13
Second Quarter (TSX)	Cdn$0.20	Cdn$0.10
Third Quarter (TSX)	Cdn$0.18	Cdn$0.09
Fourth Quarter (TSX)	Cdn$0.28	Cdn$0.15
2009
First Quarter (TSX)	Cdn$0.22	Cdn$0.11
Second Quarter (TSX)	Cdn$0.25	Cdn$0.14
Third Quarter (TSX)	Cdn$0.31	Cdn$0.10
Fourth Quarter (TSX)	Cdn$0.33	Cdn$0.17

The following table sets forth the high and low bid prices of our common stock on the Over-the-Counter Bulletin Board for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Period	High	Low

2011
First Quarter	$0.25	$0.127
Second Quarter (through May 10)	$0.173	$0.1377
2010
First Quarter	$0.23	$0.123
Second Quarter	$0.19	$0.10
Third Quarter	$0.18	$0.061
Fourth Quarter	$0.28	$0.13
2009
First Quarter	$0.17	$0.088
Second Quarter	$0.21	$0.11
Third Quarter	$0.28	$0.0985
Fourth Quarter	$0.29	$0.162

As of June 21, 2011 the last reported bid quotation of our common stock was $0.161 per share on the Over-the-Counter Bulletin Board and the closing sale price for our common stock was Cdn$0.15 per share as quoted by the TSX.

As of June 21, 2011, we had 193,769,882 shares of common stock issued and outstanding, held by approximately 2,100 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2011.

Equity Compensation Plans

Securities Authorized for Issuance

On March 29, 2005, our board of directors adopted a stock option plan which was approved by our shareholders on May 13, 2005. As of April 16, 2011, all options granted under this stock compensation plan have been forfeited or exercised (107,500) and the plan is not longer in effect.

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

On September 8, 2009, at the special meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholder approved increase, the 2006 Omnibus Incentive Plan authorizes the Company to grant 6,000,000 options and 1,000,000 restricted stock units. As of June 21, 2011 we had granted 9,707,000 stock options, of which 4,934,500 were forfeited, pursuant to the terms of our omnibus incentive plan as described below with expiry dates to 2015; 1,116,170 restricted stock units had been granted as of June 21, 2011, of which 132,750 have been forfeited and the equivalent of 42,500 were issued in cash pursuant to the terms of our omnibus incentive plan.

We have no equity compensation plans in place that have not been approved by our shareholders. The table below shows securities issued under our equity compensation plans as of June 21, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,862,500(1)	$0.38*	1,154,080(2)
Equity compensation plans not approved by security holders	--	--	--
TOTAL	4,862,500	--	1,154,080
(1)	Consists of 4,862,500 outstanding options granted from the Omnibus Incentive Plan.
(2)	Consists of 1,137,500 options and 16,580 restricted stock units remaining under the Omnibus Incentive Plan.
*	Based on the March 31, 2011 exchange rate of Cdn$0.9696 equals US$1

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

The term of any options granted shall be determined by the Compensation Committee at the time of the grant but the term of any options granted under the Plan shall not exceed ten years. If desired by the Compensation Committee, options granted under the Plan may be subject to vesting provisions. Options granted under the Plan are not transferable or assignable other than by will or otherwise by operation of law. In the event of death or disability of an option holder, options granted under the Plan vest immediately if unvested and expire one year from the death or disability of the option holder.

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

The Company’s board of directors may at any time terminate or amend the Plan in any respect, provided however, that the board may not, without the approval of the shareholders, amend the Plan or any option granted thereunder in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

Sale of Unregistered Securities

On January 21, 2011, the Company closed the private placement announced on January 5, 2011 and issued 6,500,000 units at a purchase price of Cdn$0.20 per unit for gross proceeds of $1,308,558 . Each unit consists of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.30. The units were offered for sale directly by the Company. In connection with the private placement, the Company has paid qualified registered dealers cash commissions in the aggregate amount of $69,640 . The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs. This private placement was reported in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

All sales of unregistered securities prior to January 1, 2011 were previously reported in the Company's quarterly and current reports filed with the Securities and Exchange Commission.

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

Overview

In May 2005 we initiated an exploration program on our Borealis Property. As of March 31, 2011, we and our former partners have completed approximately 252 holes and 149,430 feet of reverse circulation drilling and 3 holes and 110 feet of metallurgical core drilling. A majority of the holes drilled were in the area of existing mineralization in order to allow us to start a feasibility study with the aim of identifying gold reserves and, if economically feasible, building a mine.

During the year ended March 31, 2011, three separate drilling programs were completed on the Borealis Property. The first program consisted of 21 holes for 5,795 feet of reverse circulation drilling, the second consisted of 3 holes for 110 feet of metallurgical core drilling, and the third was 28 holes of reverse circulation drilling for 1,630 feet. For more information on our Borealis Property, please see ITEM 2 beginning on page 14.

Transactions during year ended March 31, 2011

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho. The Company recognized a gain of $664.952 in connection with the sale.

On August 16, 2010 the Sage Option Agreement was terminated by Sage and Gryphon Gold. For full disclosure on the Option Agreement, please refer to our Form 10-K for the fiscal year ended March 31, 2010 filed on June 28, 2010.

On January 21, 2011, the Company closed the private placement announced on January 5, 2011 and issued 6,500,000 units at a purchase price of Cdn$0.20 per unit for gross proceeds of $1,308,558. Each unit consists of one share of common stock and one half of one common stock purchase warrant. Each whole common stock purchase warrant is exercisable for a period of two years from the date of closing of the private placement to purchase one additional share of common stock at an exercise price of US$0.30. The units were offered for sale directly by the Company. In connection with the private placement, the Company has paid qualified registered dealers cash commissions in the aggregate amount of $69,639 (Cdn$69,161). The units were placed outside the United States pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased. The proceeds of this offering were applied to fund the continuation of our exploration and development programs. This private placement was reported in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

On February 4, 2011, we announced that we had filed a registration statement on Form S-1 with the Securities and Exchange Commission in the United States and submitted for filing a preliminary short form prospectus with securities regulatory authorities in the Canadian Provinces of British Columbia, Alberta, Saskatchewan and Ontario, in relation to a proposed $10,000,000 public offering of our common stock in both the United States and Canada. Roth Capital Partners, LLC, will act as sole book-running manager for the offering in the United States, with Acumen Capital Finance Partners Limited acting as sole Canadian agent in Canada. Please see Note 12, subsequent events.

On February 22, 2011 the Company and Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994, Hardrock Mining Company and John W. Whitney (collectively, the “Lessors”) entered into Amendment No. 4 to the Option Agreement Amendment to Mining Lease dated August 22, 2008 (the “Option Agreement”). Pursuant to Amendment No. 4, the Option Agreement was amended to provide for the extension of the Option Term on a month-to-month basis from February 22, 2011 until August 22, 2011. As consideration for entering into Amendment No.4, the Company agreed to pay the Lessors $25,000 per month. Under the terms of the amended option agreement, the Company has agreed to exercise the option and fix the Borealis Net Smelter Return (NSR) royalty at 5% on the tenth business day following the closing of any offering to raise $8 million or more and the leaseholders have agreed to accept a two year, 5% promissory note in the principal amount of $1.6 million in lieu of a portion of the original $1.75M cash payment due on exercise of the Option. Upon exercise of the Option, the Company will pay the leaseholders $150,000 in cash, the $1.6 million promissory note, 5,000,000 shares of common stock at a deemed value of $0.40 per share subject to approval of the Toronto Stock Exchange and a $1.9 million convertible promissory note. Please see Note 12, subsequent events.

Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

  Use of estimates: The preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses for the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ from these estimates.
  Revenue recognition: Mineral lease rentals are treated as reductions of the cost of the property as the payor is accumulating an interest in the mineral property; payments in excess of capitalized costs are recognized in income. Some agreements provide for payments in the form of stock and other equity instruments as well as cash payments. Stock and other equity instruments are recognized based on their fair market value at the time of receipt. Fluctuations incurred during the holding period are accounted for as gains or losses from held for trading securities. The leases provide for the receipt of royalty payments upon production being generated from the property. Royalty payments will be recognized in the period in which production occurs. There are no properties in the production stage at this time.
  Mineral property interests: We expense exploration costs as they are incurred. When we determine that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, we will transfer capitalized costs to the appropriate asset category and amortize them over their estimated useful lives and/or ounces produced, as appropriate. We capitalize the cost of acquiring mineral property interests (including claims establishment and maintenance) until we have determined the viability of the property. We expense capitalized acquisition costs if we determine that the property has no future economic value. We will also write down capitalized amounts if estimated future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the carrying value of the property.
  Stock-based compensation: We follow guidance provided by ASC 718-10 for recognizing share-based payments. ASC 718-10 requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective or modified-retrospective transition method. Effective April 1, 2006, we adopted the fair value recognition provisions of ASC 718-10, using the modified-prospective- transition method.
  Our total employees are relatively few in number and turnover is considered remote, therefore we currently estimate forfeitures to be 14%. Estimation of forfeitures will be reviewed on a quarterly basis.
  Asset retirement obligations: We account for reclamation costs by the allocation of the expense over the life of the related assets which are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Such costs include care and maintenance, removal of mining infrastructure, filling in of the mine area, and re-vegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. We review, on an annual basis, unless otherwise deemed necessary, our asset retirement obligation in accordance with ASC 410, “Asset Retirement and Environmental Obligations”.
  Tax valuation allowance: We have recorded a valuation allowance that fully reserves for our deferred tax assets because at this time we cannot establish that we will be able to utilize the tax loss carry-forwards in the future. If in the future we determine that we will be able to use all or a portion of our deferred tax assets in the future, based on our projections of future taxable income, we will reduce the valuation allowance, thereby increasing income in that period.
  Foreign currency translation: The United States dollar is our functional currency. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using average exchange rates; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise those amounts. Translation gains and losses are included in our determination of net income.

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

Year ended March 31, 2011 compared to year ended March 31, 2010

For the year ended March 31, 2011 we had a net loss from continuing operations of $3,383,599 or $0.04 per share and net income from discontinued operations of $635,708 or $0.01 per share compared to a net loss from continuing operations of $3,273,757 or $0.05 per share and a net income from discontinued operations of $957,536 or $0.01 per share for the prior year.

Exploration expenses from continuing operations during the year ended March 31, 2011 were $949,022 or 28% of our net expense from continuing operations compared to $1,405,165 or 43% of our total net expenses from continuing operations in the prior year. During the year ended March 31, 2011, Gryphon Gold completed a total of 49 reverse circulation drill holes for 7215 feet and 3 core holes for 110 feet on the Borealis Property. Much of the current year’s exploration expense was from property lease payments, claim maintenance fees and two small drill programs.

Management salaries and consulting fees from continuing operations for the year ended March 31, 2011 were $1,195,968 compared to $682,814 incurred in the prior year. The increase is due to our CEO returning to full time and the hiring of additional geological and engineering staff along with the hiring of an investor relation consultant. Total non-cash compensation expense recognized in the year totaled $184,410 compared to non-cash compensation expense of $166,088 recognized in the prior year. General and administrative from continuing operations expenses totaled $699,613, compared to $521,774 in the prior year. The increase is due to the addition of the Carson City, Nevada office, and increased investor relations activity. Legal and audit fees from continuing operations for the period decreased to $260,470 from $429,314 for the year ended March 31, 2011. The decrease resulted from a decrease in corporate activities. Travel and accommodation expense for the year ended March 31, 2011 was $142,515, compared to $119,777 for the prior year.

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

The prior year’s expenses, now in discontinued operations, included a charge to earnings of $5,100,000 for the impairment of the carrying value of the Nevada Eagle exploration properties. The decrease in the net loss from continuing operations is due to decreased spending on exploration activities, management salaries and consulting fees, and general and administrative costs as a result of our efforts to conserve cash.

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

Borealis Mine

Based upon the April 25, 2011 Pre-Feasibility Update and subsequent to the successful completion $10.9 million public offering on May 18, 2011, the Board of Directors approved the construction and Development of the Borealis Oxide Heap Leach Project. Our plan will be based on the Plan of Operations filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and facts on the ground during the construction phase.

Capital Resources

At March 31, 2011, we had working capital of $877,212 with an average cash expenditure rate of $155,500 per month in a typical month based on the 4 full time and 1 part time employees we have. This level of activity is subject to change based upon future events. Current assets consisted of $837,457 in cash, $29,892 in accounts receivable, $122,716 in prepaid expenses, $281,278 in deferred share issue costs and $2,975 in the current portion of our note receivable. We had $397,106 in accounts payable and accrued liabilities.

We recognize that additional resources are required to enable us to continue operations. We intend to raise additional funds through debt and/or equity financing or through other means that we deem necessary. However, no assurance can be given that we will be successful in raising additional capital. Further, even if we raise additional capital, there can be no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and may have to suspend or cease operations The expenditure rate of $155,500 per month is subject to change based upon future events. The average burn rate does not include all anticipated costs, including annual claim maintenance fees, or the exercise of the option to fix the royalty rate on the Borealis Property at 5%.

During the year ended March 31, 2011, we used cash in operating activities of $3,421,806 which included our net loss during the year of $2,747,891 off-set by depreciation of $51,919, $3,046 in ARO accretion, $112 gain on the disposal of assets,$124,008 write down of accrued liability, non-cash compensation of $184,410, non-cash interest expense of $10,364, $75,771 realized loss on the valuation of marketable securities, $664,952 gain on sale of discontinued operations, and changes in non-cash working capital of a $6,521 increase in accounts receivable, a $251,863 decrease in accounts payable, and a $34,765 increase in prepaid expenses.

We received $2,152,721 from investing activities including $100,000 from the Sage Option Agreement, $2,250,000 in sale of discontinued operations, $116,195 from the sale of securities, $10,597 from the payments on the note receivable and $52 from the sale of equipment offset by $65,116 increase to the bond, $59,007 in purchase of equipment, and $200,000 option payment to amend royalty.

We received cash from financing activities of $1,169,486 including $1,508,558 from the sale of common shares, $46,935 from the exercise of warrants offset by $104,729 in share issue costs. Cash decreased during the period by $99,599 to $837,457 as at March 31, 2011.

Updated share capital as of June 21, 2011:

Basic Common Stock Issued and Outstanding	193,769,882
Warrants, Options and other Convertible Securities	17,062,892
Fully Diluted Common Stock	210,832,774

Royalty Obligations

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000, to amend the Borealis Property Mining Lease. If exercised, the net smelter return royalty rate would be fixed at 5%, versus the then current uncapped variable rate. Payment upon exercise was $1,750,000 in cash, 7,726,250 shares of our common stock (subject to obtaining approval from the TSX) and a three-year, $1,909,500 5% note payable. The option period could be and was extended for an additional six months for a payment of $125,000 that was settled through the issuance of shares of our common stock. On February 12, 2010, we entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010 and the extension of the Condemnation Period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement we agreed to pay $150,000 to the Lessors comprised of cash in the amount of $25,000 and shares of our common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000.

On February 22, 2011, the option agreement was amended by agreement of the parties. The amended option agreement extended the option on a month-to-month basis for up to six months beginning February 22, 2011 in consideration for $25,000 per month payable by us to the Lessors. Under the terms of the amended option agreement, we agreed to exercise the option and fix the net smelter return royalty at 5% on the tenth business day following the closing of any offering by us to raise $8 million or more and the leaseholders agreed to accept a two year, 5% promissory note in the principal amount of $1.6 million in lieu of a portion of the original $1,750,000 cash payment due on exercise of the option. Upon exercise of the option, we agreed to pay the Lessors $150,000 in cash, the $1.6 million promissory note, 5,000,000 shares of common stock at a deemed value of $0.40 per share, subject to approval of the TSX, and a convertible promissory note in the principal amount of $3 million.

Subsequently, on May 25, 2011 we exercised the option under the option agreement and fixed the net smelter royalty at 5%. Under the terms of the option agreement, as amended, we exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the Lessors upon execution of the Option Agreement) as follows:

(i)	$150,000 in cash,

(ii)	7,726,500 shares of common stock at a deemed value of $0.40 per share ($3,090,500);

(iii)	5% promissory notes in the aggregate principal amount of $1,600,000, due May 20, 2013, with installment payments due upon commencement of production on the Borealis property; and

(iv) 5% convertible notes in the aggregate principal amount of $1,909,500, due May 20, 2014, convertible into shares of our common stock at $0.70 per share through May 20, 2012, $0.80 per share through May 20, 2013 and $0.90 per share through May 20, 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We make payments of $9,869 per month to certain lease holders, that are expensed, while our efforts are proceeding on the Borealis Property. Also, to maintain its existing claims on the Borealis Property, we make payments totaling approximately $94,000 annually. These payments are contingent upon us maintaining an interest in the property. As of March 31, 2011, we had the following non-cancellable contractual obligations:

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligation (1)	156,364	48,527	107,837	-	-
Operating Lease Obligation (2)	1,200	1,200	-	-	-
Operating Lease Obligation (3)	25,388	15,233	10,155	-	-

(1) Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately Cdn$5,6,63 per month. The Vancouver office has been sub-leased commencing May 1, 2010 for the remaining life on lease for Cdn$4,200 per month. $31,669, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at year ended March 31, 2011.

(2)Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2011 and payments of $1,200 per month.

(3) Obligation for renal of office space in Carson City, Nevada, two-year term, terminating June 30, 2012 and payments of $1,692 per month.

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to smaller reporting company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Gryphon Gold Corporation
(An exploration stage company)
March 31, 2011 and 2010
(Stated in U.S. dollars)

Report of Independent Registered Public Accounting Firm

Board of Directors
Gryphon Gold Corporation

We have audited the accompanying consolidated balance sheet of Gryphon Gold Corporation (An Exploration Stage Company) (“the Company”) as of March 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation as of March 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and has an accumulated deficit of $37,950,801. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The March 31, 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington
June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gryphon Gold Corporation
(an exploration stage company)

We have audited the accompanying consolidated balance sheet of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2010 and for the period from April 24, 2003 (inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation (an exploration stage company) as of March 31, 2010 and the consolidated results of its operations and its cash flows the year ended March 31, 2010 and for the period from April 24, 2003 (inception) to March 31, 2010, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, and has an accumulated deficit of $35,202,910. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The March 31, 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Ernst & Young LLP
June 23, 2010	Chartered Accountants

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Balance Sheets
(Stated in U.S. dollars)

	As at	As at
	March 31,	March 31,
	2011	2010
ASSETS
Current Assets
Cash	$837,457	$937,056
Held for trading securities	-	191,966
Accounts receivable	29,892	20,183
Accounts receivable – joint venture	-	16,230
Current portion of note receivable	2,975	11,441
Prepaid expenses	122,716	30,980
Deferred share issue costs [note 12]	281,278	-
Assets held for sale at discontinued operations [note 3]	-	3,788,691
Total Current Assets	1,274,318	4,996,547
Equipment, net	109,261	90,286
Mineral properties [note 4]	1,890,166	1,930,909
Other assets [note 8]	986,796	721,679
Non-current portion of note receivable	-	2,131
Total Assets	$4,260,541	$7,741,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$397,106	$832,977
Share consideration payable to former owners of discontinued operations	-	270,000
Liabilities held for resale and in discontinued operations [note 3]	-	2,170,223
Total Current Liabilities	397,106	3,273,200

Asset retirement obligation	51,300	-
Total liabilities	448,406	3,273,200

Commitments & contingencies [note 10]

Stockholders' Equity
Common stock	96,984	86,034
Additional paid-in capital	41,665,952	39,585,228
Deficit accumulated during the exploration stage	(37,950,801)	(35,202,910)
Total Stockholders' Equity	3,812,135	4,468,352
Total Liabilities and Stockholders’ Equity	$4,260,541	$7,741,552

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

On behalf of the Board:

/s/ John Key	/s/ Marvin Kaiser
Director	Director

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Operations
(Stated in U.S. dollars)

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31, 2011
	2011	2010	(unaudited)
Continuing operations:
Exploration [note 7]	$949,022	$1,405,165	$17,551,024
Management salaries and consulting fees	1,195,968	682,814	10,559,337
General and administrative	699,613	521,774	4,458,142
Legal and audit	260,470	429,314	2,365,908
Travel and accommodation	142,515	119,777	1,287,913
Depreciation & amortization	51,919	44,828	305,549
Asset retirement obligation accretion	3,046	-	3,046
Loss (gain) on disposal of equipment	(112)	(18,928)	5,512
Foreign exchange loss (gain)	6,447	(16,194)	13,619
(Gain) loss on change in liability of warrants [note 7[b]]	-	212,130	(2,676,000)
Interest income	(2,101)	(1,052)	(741,099)
Interest expense	1,040	705	9,197
Unrealized loss (gain) on securities	-	(121,227)	-
Realized loss (gain) on sale of securities	75,772	14,651	126,283
Loss for the period from continuing operations	$(3,383,599)	$(3,273,757)	$(33,268,431)

Discontinued operations:
Income (loss) from discontinued operations	$(29,244)	$957,536	$(5,347,322)
Gain on sale from discontinued operations	664,952	-	664,952
Income (loss) from discontinued operations	635,708	957,536	(4,682,370)

Net loss for the period	$(2,747,891)	$(2,316,221)	$(37,950,801)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.05)
Income (loss) from discontinued operations	$0.01	$0.01
Total loss per share	$(0.03)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	90,075,261	68,494,268

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Changes in Stockholders’ Equity
(Stated in U.S. dollars, except per share data)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#
Balance, inception April 24, 2003
Shares issued:
For private placements	47,812,870	$47,813	$28,078,256	—	$28,126,069
Share issue costs	—	—	(1,273,087)	—	(1,273,087)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements	—	—	222,627	—	222,627
Fair value of options granted to consultants	—	—	49,558	—	49,558
Fair value of underwriters compensation warrants on IPO	—	—	135,100	—	135,100
Fair value of options granted	—	—	2,274,508	—	2,274,508
Fair value of share issued to consultant	97,500	98	45,850		45,948
Fair value of vested stock grants	553,420	552	495,944	—	496,496
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	$(35,774,819	(35,774,819)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819	2,684,884
Shares issued:
For private placement	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted	—	—	166,088	—	166,088
Fair value of vested stock grants	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910	4,468,352
Shares issued:
For private placements	7,964,429	7,964	1,500,593	—	1,508,558
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	550,000	550	125,950	—	126,500
Share issue costs	—	—	(104,729)	—	(104,729)
Settlement of accounts payable	436,929	437	59,563	—	60,000
Fair value of restricted stock units granted	275,000	275	41,923	—	42,198
Fair value of options granted [note 9[c]]	—	—	142,212	—	142,212
Exercise of warrants	223,500	224	46,712	—	46,935
Net loss for the period	—	—	—	(2,747,891	(2,747,891)
Balance, March 31, 2011	96,983,632	$96,984	$41,665,952	$(37,950,801	$3,812,135

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Cash Flows
(Stated in U.S. dollars)

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31, 2011
	2011	2010	(unaudited)
OPERATING ACTIVITIES

Net loss for the period	$(2,747,891)	$(2,316,221)	$(37,950,801)
Items not involving cash:
Depreciation	51,919	44,828	305,549
Asset retirement obligation accretion	3,046	-	3,046
(Gain) loss on disposal of equipment	112	(18,928)	5,736
Write down of accrued liability [note 7]	(124,008)	-	(124,008)
Fair value of options, warrants and other non-cash compensation	184,410	166,088	3,521,383
Non-cash interest expense	10,364	205,014	725,304
Realized (gain) loss on securities	75,771	14,651	126,282
Unrealized (gain) loss on sale of securities	-	(121,227)	-
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties	-	-	5,100,000
Loss (gain) on disposal of mineral properties	-	(249,108)	53,168
Loss (gain) on change in liability of warrants	-	212,130	(2,676,000)
Gain on extinguishment of debt [note 3]	-	(1,327,076)	(1,327,076)
Gain on sale of discontinued operations [note 3]	(664,952)	-	(664,952)
Changes in non-cash working capital items:
Accounts receivable	6,521	(8,720)	(26,142)
Accounts payable and accrued liabilities	(251,863)	263,633	562,929
Prepaid expenses	34,765	17,298	3,787
Cash used in operating activities	(3,421,806)	(3,117,638)	(32,371,393)
INVESTING ACTIVITIES
Other assets [note 8]	(65,116)	-	(225,893)
Option payment received [note 4]	100,000	100,000	100,000
Purchase of equipment	(59,007)	(9,355)	(365,202)
Cash received from sale of discontinued operations [note 3]	2,250,000	-	2,250,000
Nevada Eagle acquisition and related non-compete agreement	-	-	(3,068,340)
Mineral property expenditures	-	(27,488)	(1,992,130)
Mineral property lease payments received	-	893,349	1,499,854
Proceeds from sale of mineral properties	-	50,000	100,000
Option payment to amend royalty [note 8]	(200,000)	(25,000)	(510,902)
Proceeds from sales of held for trading securities	116,195	10,201	177,149
Proceeds from note receivable	10,597	10,428	21,025
Proceeds from sale of equipment	52	1,571	16,455
Cash provided by (used in) investing activities	2,152,721	1,003,706	(1,997,984)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt [note 3]	-	(500,000)	(500,000)
Capital lease principal payments	-	-	(53,523)
Exercise of warrants	46,935	1,161,036	1,207,971
Shares issued for cash	1,508,558	1,762,814	37,878,927
Share issue costs	(104,729)	(172,379)	(3,434,388)
Deferred share issue costs	(281,278)	-	(281,278)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	1,169,486	2,251,471	35,206,834
Increase (decrease) in cash during the period	(99,599)	137,539	837,457
Cash, beginning of year	937,056	799,517	-
Cash, end of year	$837,457	$937,056	$837,457

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company, (collectively, “Gryphon Gold” or “the Company”). The Company is an exploration and development company in the process of constructing the Borealis Oxide Heap Leach Project and exploring mineral properties.

Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. No assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $37,950,801 as at March 31, 2011 ($35,202,910 as at March 31, 2010) and has cash on hand of $837,457. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liability in the normal course of business. The recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

On January 21, 2011 the Company closed a private placement gross proceeds of $1,308,558.

On May 24, 2011, the Company closed an offering of 89,060,000 shares of common stock of the Company at a price of US$0.125 per common share (CDN$0.12 per common share) for aggregate gross proceeds to the Company of US$10,902,500. Not withstanding the raising of these funds the Company forecasted expenditures over the next 12 months exceed the funds that have been raised in this offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Borealis Mining Company. All intercompany transactions and balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair value measurements

Accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Accounting Standards Codification (“ASC”) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  Level 1: applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
  Level 2: applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
  Level 3: applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and marketable securities held for resale. The table below sets forth our assets and liabilities measured at fair value, on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance March 31, 2011	Balance March 31, 2010	Input Hierarchy level

Cash and cash equivalents	$837,457	$937,056	Level 1
Reclamation bond and deposits	$225,893	$160,777	Level 1
Marketable securities held for trading	$-	$191,966	Level 2

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported amounts of expenses incurred during the period. Significant areas requiring the use of management estimates include the determination of potential impairments of asset values, calculation of deferred incomes taxes, asset retirement obligations estimates, the calculation of fair values of options and warrants, and rates for depreciation of equipment. Actual results could differ from those estimates.

Financial instruments

The Company’s financial instruments consist of cash, accounts and note receivable, accounts payable and accrued liabilities. The Company has cash, which consists of cash held on deposit at major financial institutions. Marketable securities held for trading are measured at fair value. Accounts and notes receivable are recorded at amortized cost. The accounts payable and accrued liabilities have been designated as other financial liabilities and are also recorded at amortized cost.

Financial risk is the risk arising from the fluctuations in foreign currency exchange rates. The Company does not use any derivative or hedging instruments to reduce its exposure to fluctuations in foreign currency exchange rates or metal prices.

Held for trading securities

Equity investments classified as trading securities are those which were bought or earned for the purpose of selling them within a short time of their purchase. These investments are considered short-term assets and are revalued at each balance sheet date to their current fair market value. Any gains or losses due to changes in fair market value during the period are reported as gains or losses on the statement of operations.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Reclamation bond and deposits

The Company, under the terms of its mining and exploration permits has deposit requirements and bonding agreements with certain regulatory agencies. The Company’s reclamation bond and deposits are classified as long-term assets and included in other assets on the balance sheet.

Mineral property acquisition costs

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares of common stock issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized at such time as the payments are made.

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

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying discounted value of the investment exceeds the estimated future net cash flows.

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

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Income taxes

Income taxes are recognized in accordance with ASC 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

Stock-based compensation

The Company accounts for its stock options in accordance with FASB ASC 718-10 In accordance with ASC 718-10, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.	The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.	Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing fair value measurement disclosures as follows:

1.	A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this guidance has not, and is not expected to have a material impact on the Company’s consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics. The update became generally effective for the first reporting period (including interim periods) beginning after issuance. These standards did not have a material impact on the Company’s consolidated financial statements.

3. NEVADA EAGLE RESOURCES LLC

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. (“Fronteer”) for $4,750,000 and recognized a gain of $664,952 on the sale. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note. The convertible note had a face value of $2,500,000 and was due March 30, 2012. The note was uncollateralized and bore interest at 5%. During the year ended March 31, 2010 and in connection with extinguishing the original convertible note the Company recognized a gain of $1,327,076. Gryphon Gold retained the Copper Basin property located in Idaho.

Consolidated Balance Sheets of Discontinued Operations

	As at	As at
	March 31, 2011	March 31, 2010
Current assets
Mineral properties	-	$3,788,691
	-	3,788,691
Non-current assets
Mineral properties	-	-
	-	3,788,691
Current liabilities
Convertible promissory note	-	2,170,223
	-	$2,170,223

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

3. NEVADA EAGLE RESOURCES LLC, CONTINUED:

Consolidated Statements of Operations of Discontinued Operations

	Year Ended March 31, 2011	Year Ended March 31, 2010	Period from April 24, 2003 (inception) to March 31, 2011

Exploration	-	$(99,444)	$(149,867)
General and administrative	-	(4,626)	(13,359)
Interest expense	$(29,244)	(514,578)	(1,383,103)
(Loss) gain on disposal of properties	-	249,108	(28,069)
Impairment of mineral properties	-	-	(5,100,000)
Gain on extinguishment of convertible promissory note	-	1,327,076	1,327,076
Gain on sale from discontinued operations	664,952	-	664,952
Income (loss) from discontinued operations	$635,708	$957,536	$4,682,370

All assets and operations related to discontinued operations are located in the United States.

4. MINERAL PROPERTIES

Changes to the Company’s mineral properties assets (principally composed of its Borealis Property) are as follows (there were no transactions during the fiscal year ended March 31, 2010):

Total

Mineral property costs, March 31, 2009 and 2010	$1,930,909
Sage Gold Inc. option payment received	(100,000)
Retention of Copper Basin property	11,003
Asset retirement obligation asset	48,254
Mineral property costs, March 31, 2011	$1,890,166

5. ASSET RETIREMENT OBLIGATION

Changes to the Company’s asset retirement obligation on its Borealis Property are as follows:

Year ended March 31, 2011
Asset retirement obligation – March 31, 2010	-
Incurred	$48,254
Accretion	3,046
Additions and changes in estimates	-
Settlements	-
Asset retirement obligation, March 31, 2011	$51,300

Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation the Company used a credit adjusted risk free interest rate of 4%. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

6. EQUIPMENT

	March 31, 2011
	Cost	Accumulated Depreciation	Net Book Value

Office and lab equipment	$255,366	$176,827	$78,539
Trucks	85,597	54,875	30,722
Total	$340,963	$231,702	$109,261

	March 31, 2010
	Cost	Accumulated Depreciation	Net Book Value

Office and lab equipment	$210,510	$142,688	$67,822
Trucks	64,097	41,633	22,464
Total	$274,607	$184,321	$90,286

7. EXPLORATION EXPENSE

			Period from
			April 24, 2003
	Year Ended	Year Ended	(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Borealis Property Exploration:
Drilling	$296,753	$227,450	$7,654,749
Property maintenance	314,262	558,073	3,823,467
Geologic and assay	109,759	910	2,143,046
Project management	37,634	264,302	1,909,164
Engineering	182,322	342,780	1,638,891
Metallurgy	6,800	-	338,010
Subtotal Borealis Property	947,530	1,393,515	17,507,327
Other exploration	1,492	11,650	43,697
Total exploration	$949,022	$1,405,165	$17,551,024

8. OTHER ASSETS

	March 31, 2011	March 31, 2010
Reclamation bond & deposits	$225,893	$160,777
Option to amend Borealis Property mining lease	760,903	560,902
Total	$986,796	$721,679

On March 31, 2011, the Company had $216,885 (March 31, 2010 - $133,600) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $9,008 (March 31, 2010 - $27,177), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest bond was increased during the year ended March 31, 2011 by $83,285.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

8. OTHER ASSETS, CONTINUED:

On August 22, 2008, the Company entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate will be fixed at 5%, versus the current uncapped variable rate. Payment upon exercise of the option is $1,750,000 in cash, 7,726,250 common shares of the Company and a three year, $1,909,500, 5% note payable. On August 19, 2009 the option was extended for six months at a cost of $125,000, which was settled through the issuance of 966,340 shares. On March 22, 2010 the option was extended until August 22, 2010 at a cost of $150,000, which was settled through the payment of $25,000 and an issuance of 939,016 shares. On August 11, 2010 the option was extended until February 22, 2011 at a cost of $150,000. On February 15, 2011 the option was extended until March 22, 2011 at a cost of $25,000. On March 22, 2011 the Company had the option to continue on a month to month basis at a cost of $25,000. Please see Note 12, subsequent events.

9. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On April 5, 2010, the Company issued 436,929 common shares with a fair value of $60,000 to Telesto Nevada Inc., to extinguish an accounts payable.

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

On September 20, 2010 the Company issued 275,000 Restricted Stock Units (see [d] below) to three employees valued at $42,198.

On October 21, 2010 (“effective date”) the Company entered into a consulting agreement with a stock media consultant whereby the Company had agreed to pay the consultant cash, shares of common stock and options. The consulting agreement called for the payment of $100,000 in cash upon signing of the agreement, $25,000 paid in cash over five monthly installments, 550,000 shares of the Company’s restricted common stock payable over 90 days from the effective date of the agreement, and 550,000 stock options, exercisable at $0.21, vesting over 90 days from the effective date of the agreement. In connection with the agreement the Company recorded a prepaid expense based upon the fair value of the shares of restricted common stock and stock options to be paid to the consultant. The prepaid expense was being amortized ratably over the life of the consulting agreement (180 days). During year ended March 31, 2011 the Company had issued 550,000 shares of its common stock valued at $126,500 to the consultant. In addition, the stock options were valued at $69,355 at the time of the grant date using a Black Scholes option pricing model using a volatility of 118%, a risk free interest rate of 0.52% and an expected term of 730 days.

On January 21, 2011, we closed a private placement in which we issued 6,500,000 units at CND$0.20 per unit for gross proceeds of $1,308,558. Each unit consisted of one share of common stock and one half Series O purchase warrant, each full warrant is exercisable for a period of two years from the date of closing at a price of US$0.30. Certain registered dealers were paid cash commission of $69,640 in connection with the sales and another $35,089 in direct costs was offset against the sales proceeds.

On February 5, 2010 the Company and certain Debt holders, also previous owners of the Company’s discontinued operations, entered into an Option Consideration Agreement pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company and (ii) amend the terms of the amended note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration was subject to obtaining Company shareholder and TSX approval. In connection with the amendment the Company recorded a liability of $270,000 based upon the fair value of the common shares. On August 22, 2010 after obtaining shareholder approval, the Company issued these 1,500,000 common shares to extinguish the liability.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

9. CAPITAL STOCK , CONTINUED:

On April 1, 2009, the Company issued 112,500 common shares to a former director (retired April 8, 2009) due to the vesting of restricted stock units (“RSU’s”) granted in the prior year. The issuance was provided under a transition agreement.

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

On February 5, 2010, the Company issued 4,000,000 common shares to the note holders with a fair value of $720,000 as per the option agreement with the Debt holders with the respect to a convertible note.

On February 18, 2010, the Company completed a private placement of 10,897,353 units at Cdn$0.17 for gross proceeds of $1,762,701. Each unit consisted of one common share and one half series K warrant. Each series K warrant entitles the holder to purchase a common share at a price of US$0.25 per share for a period of 24 months. Cash compensation of $162,003 and 990,500 compensation warrants (series L) were issued to agents and are exercisable at a price of US$0.21 per share and expire 12 months after closing. The Company has a right to force warrant holders to exercise warrants, if the common share price of the Company remains equal to or greater than, Cdn$0.75 per common share, for a period of twenty consecutive days.

On March 22, 2010, the Company issued 939,016 common shares with a fair market value of $125,000 to extend the option to fix the variable rate NSR royalty on the Borealis property until August 22, 2010.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

9. CAPITAL STOCK, CONTINUED:

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2011:

Number of Warrants
#
Warrants outstanding, March 31, 2004	—
Issued for:
Private placements	3,407,981
Agents’ compensation	141,008
Exercised	—
Warrants outstanding, March 31, 2005	3,548,989
Issued for:
Private placements	3,015,204
Agents’ compensation on private placement	130,000
Initial Public Offering (IPO) – Series A	6,900,000
Underwriters’ compensation on IPO	690,000
Private placements – Series B	2,737,500
Agents’ compensation on private placement – Series C	280,500
Exercised	(197,500)
Warrants outstanding, March 31, 2006	17,104,693
Issued for:
Private placements – Series D	64,500
Private placements – Series E	5,000,000
Agents’ compensation on private placement – Series F	85,050
Exercised	(1,658,275)
Expired	(15,175,410)
Warrants outstanding, March 31, 2007	5,420,558
Issued for:
Private placements – Series G	5,000,000
Private placements – Series I	4,486,500
Agents’ compensation on private placement – Series H	265,050
Agents’ compensation on private placement – Series J	89,530
Exercised	(130,000)
Expired	(290,558)
Forfeited	(14,000)
Warrants outstanding, March 31, 2008	14,827,080
Expired	(5,340,580)
Warrants outstanding, March 31, 2009	9,486,500
Exercised	(7,161,500)
Expired	(2,325,000)
Issued for:
Private placements – Series K	5,448,677
Private placements – Series L	990,500
Warrants outstanding, March 31, 2010	6,439,177
Exercised	(223,500)
Expired	(767,000)
Issued for:
Private placements – Series M	732,215
Private placements – Series O	3,250,000
Warrants outstanding, March 31, 2011	9,430,892

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

9. CAPITAL STOCK, CONTINUED:

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2011:

Warrants Outstanding and Exercisable
Warrants	Average Remaining Life Years	Exercise Price	Expiry date
#	#
5,448,677	0.9	$0.25	February 18, 2012
732,215	1.2	$0.20	June 16, 2012
3,250,000	1.8	$0.30	January 21, 2013
9,430,892	1.3	$0.25

[c]	Stock options:

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. ASC 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s total employees are relatively few in number and turnover is considered remote, therefore the Company currently estimates forfeitures to be approximately 14%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Management salaries, exploration expense & consulting fees	$184,410	$166,088

Stock option activity

On April 4, 2006, and as amended July 24, 2006, the Board of Directors approved the 2006 Omnibus Incentive Plan (the “Plan”), which increased the number of reserved shares of common stock for issuance to employees, officers, directors, consultants and advisors, from 3,000,000 to 7,000,000 shares. On September 8, 2009, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Plan. After the shareholder approved increase, the Plan authorizes the Company to grant 6,000,000 options and 1,000,000 restricted stock units. As of March 31, 2011, the Company had granted 1,126,170 shares of restricted stock (“RSU’s”), of which 132,750 have been forfeited and the equivalent of 42,500 were issued in cash pursuant to the terms of our omnibus incentive plan.

At March 31, 2011, there are 115,000 options under the Stock Option Plan and 1,082,500 options under the Omnibus Stock Option Plan and 16,580 restricted stock units available for grant under the Plan.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

9. CAPITAL STOCK, CONTINUED:

The following table summarizes the Company’s stock option activity (excluding options issued to a consultant, above) for the years ended March 31, 2011 and March 31, 2010:

	Number of Stock Options	Weighted Average exercise price
Outstanding, April 1, 2009	4,642,000	$0.58*
Granted	800,000	$0.21
Expired	(825,000)	$0.75
Forfeited	(109,500)	$0.22*
Total outstanding at March 31, 2010	4,507,500	$0.48*
Vested and exercisable at March 31, 2010	4,120,000	$0.50*
Outstanding, April 1, 2010	4,507,500	$0.50*
Granted	1,125,000	$0.11
Forfeited and expired	(715,000)	$0.40*
Total outstanding at March 31, 2011	4,917,500	$0.41*
Vested and exercisable at March 31, 2011	4,686,250	$0.43*
* Based on the March 31, 2011 exchange rate of Cdn$0.9696 equals US$1.

The weighted average contractual term of options outstanding and options vested and exercisable at March 31, 2011 are 2.64 years and 2.55 years respectively. The intrinsic value of the outstanding options as at March 31, 2011 was $80,525 and the intrinsic value of the unvested options as at March 31, 2011 was $13,813.

Valuation assumptions

Compensation, exploration and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	2011	2010
Dividend yield	0%	0%
Expected volatility	99% -119%	100% -105%
Risk free interest rate	0.52% -1.62%	1.48% -1.62%
Expected lives	2-3 years	3 years
Weighted average fair value of options granted	$0.11	$0.23

The risk-free interest rate is determined based on the rate at the time of grant for US government zero-coupon bonds for a 2-3-year term, which is a term equal to the estimated life of the option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility is derived by measuring the average share price fluctuation of the Company’s stock. The period of historical volatility is the same period as the expected life of the options.

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

[d]	Restricted Stock Unit (“RSU”):

The RSU grants entitle the recipient to receive one share of common stock of the Company for each RSU upon vesting. The RSU grants can vest immediately or over a period for up to five years.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

9. CAPITAL STOCK, CONTINUED:

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period. The grant date fair value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about RSU’s outstanding as at March 31, 2011:

	RSU’s Granted	RSU’s Vested	RSU’s Forfeited	RSU’s Cancelled and Cash in lieu of issued	Weighted Average Fair Value at Grant Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at March 31, 2011	1,116,170	940,920	132,750	42,500	—

All issued restricted stock units have vested.

10. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company is required to make monthly payments of $9,869, adjusted annually based on the Consumer Price Index, for the duration of the lease term. The payments are recorded as exploration expenses in the Company’s statements of operations. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property.

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a two year term. The following are the remaining rental lease commitments in relation to the office leases:

$
2012	86,212
2013	69,780
2014	26,959
2015 and thereafter	0

[c] Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding from time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

11. INCOME TAXES

No tax provision has been recorded for the years ended March 31, 2011 or 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax balances are as follows:

	2011	2010
	$	$
Deferred tax assets
Net operating loss carryforwards	9,300,024	6,198,719
Mineral property basis	323,391	2,355,252
Permitting & feasibility costs	1,393,222	1,325,846
Exploration costs	2,049,905	2,290,355
Stock compensation	1,029,390	974,167
Reclamation costs	1,960	1,979
Equipment	12,765	9,342
Non-compete agreement	-	20,742
Donations	826	834
Unrealized foreign exchange loss	265	268
Unrealized losses on marketable securities	(9,982)	(36,855)
Accrued compensation not paid by June 15	6,755	3,522
Accrued sub-lease loss	11,084	17,412
Capital losses	53,342	53,831
Total deferred tax assets	14,172,947	13,215,414
Valuation allowance	(14,172,947)	(13,215,414)
Net deferred tax assets	-	-
Deferred tax liabilities
Equipment	-	-
Prepaid expenses	-	-
Total deferred tax liabilities	-	-

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2011 and 2010. The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 35.34% [2010 – 35.34%] is as follows:

	March 31, 2011		March 31, 2010
Tax at statutory rates	$(961,762)	35.00%	$(817,038)	35.00%
State taxes, net of federal benefit	(9,343)	0.34%	(7,892)	0.34%
Meals and entertainment and other	13,572	-0.49%	137,611	-7.31%
Change in valuation allowance	957,533	-34.85%	752,190	-32.22%

State tax rate adjustment	-	0.00%	(65,771)	1.37%
State minimum income taxes	-	0.00%	900	2.82%
	$-	0.00%	$-	0.00%

At March 31, 2011 the Company has operating losses of approximately $26.3 million [2010 - $17.6 million] in the United States available for future deduction from taxable income and which expire in various amounts from 2024 through 2031. The Company also had state tax-basis net operating loss carryforwards totaling $8.9 million [2010 -$8.9 million], which will expire in various amounts from 2023 through 2031. In addition, the Company had capital losses of $152,331 for each of 2011 and 2010, which will expire in various amounts from 2013 and 2015.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

12. SUBSEQUENT EVENTS

On May 24, 2011, the Company closed an offering of 89,060,000 shares of common stock of the Company at a price of US$0.125 per common share (CDN$0.12 per common share) for aggregate gross proceeds to the Company of US$10,902,500. As compensation to the Underwriters in connection with the Offering, the Company granted the Underwriters warrants to purchase up to that number of Common Shares equal to an aggregate of 2.5% of the total number of Common Shares sold pursuant to the Offering. The warrants are exercisable commencing November 10, 2011 for a period of up to two years thereafter at an exercise price of US$0.30 per Common Share. Additionally, in consideration for services rendered by the Underwriters, the Company also paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds of the Offering. As of March 31, 2011, the Company had incurred $281,278 in direct costs in relation to the above public offering, that are included in current assets as at March 31, 2011.

On May 26, 2011, we announced that, effective May 20, 2011, we exercised the option to fix the Net Smelter Return (NSR) royalty on its Borealis Property at 5%. In August 2008, Gryphon and its wholly-owned subsidiary, BMC, entered into an option agreement with the lessors of the Borealis Property to amend the Borealis Mining Lease to fix the gold price based sliding scale royalty at a 5% Net Smelter Royalty. Prior to the exercise of the option, the NSR payable to the lessors on the Borealis Property was calculated as the price of gold divided by one hundred expressed as a percentage (i.e. at a gold price of $1,500/ounce the NSR royalty rate would be 15.0%) . Under the terms of the option agreement, as amended, Gryphon exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the Lessors upon execution of the Option Agreement) as follows:

(i)	$150,000 in cash,

(ii)	7,726,500 shares of common stock at a deemed value of $0.40 per share ($3,090,500);

(iii)	5% promissory notes in the aggregate principal amount of $1,600,000, due May 20, 2013, with installment payments due upon commencement of production on the Borealis Property; and

(iv)	5% convertible notes in the aggregate principal amount of $1,909,500, due May 20, 2014, convertible into shares of Gryphon common stock at $0.70 per share through May 20, 2012, $0.80 per share through May 20, 2013 and $0.90 per share through May 20, 2014.

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended March 31, 2011 several non-cash transactions occurred:

  On April 5, 2010, the Company issued 436,929 common shares with a fair value of $60,000 to Telesto Nevada Inc., which was applied against accounts payable.
  On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. (“Fronteer”) for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. The extinguishment of the convertible note was recorded at $2,180,587.
  On February 5, 2010, the Company and the Debt holders, also previous owners of the Company’s discontinued operations, entered into an Option Consideration Agreement (the “Option Consideration Agreement”) pursuant to which the Company agreed to (i) issue the Debt holders an additional 1,500,000 common shares of the Company and (ii) amend the terms of the Amended Note to reduce the conversion price (the “Amendment Consideration”), which Amendment Consideration was subject to obtaining Company shareholder and TSX approval (the “Approvals”). In connection with the amendment the Company recorded a liability of $270,000 based upon the fair value of the common shares. On August 22, 2010 after obtaining shareholder approval, the Company issued these 1,500,000 common shares and extinguished the liability.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

13. SUPPLEMENTAL CASH FLOW INFORMATION, CONTINUED:

  On October 21, 2010, (“effective date”) the Company entered into a consulting agreement with a stock media consultant whereby the Company had agreed to pay the consultant cash, shares of common stock and options. The consulting agreement called for the payment of $100,000 in cash upon signing of the agreement, $25,000 paid in cash over five monthly installments, 550,000 shares of the Company’s restricted common stock payable over 90 days from the effective date of the agreement, and 550,000 stock options vesting over 90 days from the effective date of the agreement. In connection with the agreement the Company recorded a prepaid expense based upon the fair value of the shares of restricted common stock and stock options to be paid to the consultant. The prepaid expense was amortized ratable over the life of the consulting agreement (180 days). During year ended March 31, 2011 the Company had issued 550,000 shares of its common stock valued at $126,500 to the consultant. In addition, the stock options were valued at $69,355 at the time of the grant date using a Black Scholes option pricing model.
  During the year ended March, 31, 2011 the Company paid $8,700 interest expense in cash.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2011 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

With the exception of the following, there were no material changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this yearly report.

On May 18, 2010, Mr. Raymond Wilson resigned as the Company’s Chief Financial Officer, and we engaged Mr. Matthew A. Fowler of Sharp Executive Associates to serve as our Interim Chief Financial Officer as an independent contractor. Due to the anticipated changes in the nature of our operations during 2011 and following years, on May 25, 2011, we engaged Mr. Ted R. Sharp, principal of Sharp Executive Associates, to serve as our Interim Chief Financial Officer under the existing contract with Sharp Executive Associates. Mr. Sharp’s biography appears in Item 10 below.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of June 15, 2011, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Ten Years	Director Since
John L. Key Gardnerville, Nevada	Chief Executive Officer, Director	Chief Executive Officer appointed July 21, 2008, General Manager Projects for the Teck Cominco organization from 1973 to 2004.	July 21, 2008
Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005
Marvin K. Kaiser Mayfield, Kentucky	Director

Consultant to natural resource industry, Whippoorwill Consulting 2006 – Present, CFO, Executive VP, Chief Administrative Officer Doe Run Company 1993- 2006, CFO AMAX Gold, Inc 1989 to 1993, CFO, Senior VP Ranchers Exploration and Development Corporation 1969 to 1984.

Nov. 18, 2008
Terence J. Cryan Bronxville, NY	Director

Currently serves as the Managing Director to Concert Energy Partners, LLC. Managing director at Paine Webber (Kidder, Peabody) 1990-1997 and then served as Senior Managing Director at Bear Stearns & Co. 197-2001. Portfolio Manager/Investment Officer for Chase Investment Management Corp in New York, NY 1985 -1987.

Sep. 3, 2009
Ted Sharp* Nampa, ID	Interim Chief Financial Officer	Chief Financial Officer appointed May 25, 2011. Founder and Principal of Sharp Executive Associates, Inc, 2003 to Present, CFO of Goldrich Mining Company, Inc, 2006 to Present, CEO and CFO of Texada Ventures, Inc. 2008 to 2010, CFO of Commodore Applied Technologies, 2006 through 2009, CFO and Controller of Key Technology, Inc., 1989 to 2003.	—
Lisanna M Lewis Vancouver, BC	Vice President, Treasurer, Corporate Secretary	Vice President appointed August 1, 2010, previous Corporate Controller of Gryphon Gold from October 2005. Appointed Secretary and Treasurer October 8, 2008. Administration and Logistics Manager for Danka Canada from Aug 1994 – Oct 2005.	—

*An internal change of the Interim Chief Financial Officer was made with Sharp Executive Associates on May 25, 2011. Mr. Matt Fowler served as our Interim Chief Financial Officer from Sharp Executives from May 18, 2010 to May 25, 2011.

The following is a description of the business background of the directors and executive officers of the Corporation. John L. Key, 60, was appointed February 5, 2008 as Chief Operating Officer and has since been appointed President, CEO, and Director (July 21, 2008). Mr. Key is a graduate of the University of Missouri – Rolla with an M.S. in Mining Engineer. He possesses 32 years of extensive mining experience. He worked for the Teck Cominco organization from 1973 to 2004 during which time he was directly responsible for running, in succession, the Magmont, Polaris, and Red Dog mines and also served as General Manager Projects. Mr. Key oversaw over $300 million in capital expansions at Red Dog. His primary duties at Gryphon Gold are to review the potential for an oxide mine on the Borealis Property, to work on the longer term opportunities for the sulphide ore resources and to review opportunities available to Gryphon Gold.

Donald W. Gentry, 68, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

Marvin K. Kaiser, 69, was appointed to our board on November 18, 2008. Mr. Kaiser graduated from Southern Illinois University-Carbondale and began his career in the field of public accounting becoming a Certified Public Accountant in 1965. His career in the natural resources industry began in 1969 with Ranchers Exploration and Development Corporation where he held various positions including Chief Financial Officer and Senior Vice President until the company was combined with Hecla Mining Company in 1984. Mr. Kaiser also served as Chief Financial Officer of AMAX Gold, Inc from 1989 until 1993 when AMAX Inc was combined with Cyprus Mining. Subsequent to leaving AMAX, Mr. Kaiser joined The Doe Run Company as Chief Financial Officer. At the time of his retirement from Doe Run in 2006, he held the positions of Executive Vice President and Chief Administrative Officer. Following his retirement, Mr. Kaiser formed Whippoorwill Consulting, LLC, which provides financial advisory services to the natural resources industry. He presently serves as a director of several publicly traded mining/exploration companies as well as The Southern Illinois University Foundation.

Terence J. Cryan, 48, was appointed to our board on September 3, 2009. Mr. Cryan graduated with honours from Tufts University in Medford, Massachusetts with a Bachelor of Arts degree in Economics/Political Science. He then attended the London School of Economics to earn his Masters of Science degree in Economics in December 1984. Mr. Cryan began his career in 1985 as a Portfolio Manager/Investment Officer for Chase Investment Management Corp in New York, NY. In 1987 he located to London, England with Lazard where he gained extensive knowledge of cross border corporate finance as well as mergers and acquisitions. Mr. Cryan’s career continued as a managing director at Paine Webber (following its acquisition of Kidder, Peabody) and then served as Senior Managing Director at Bear Stearns & Co. Mr. Cryan was also President & CEO to Medical Acoustics LLC from April 2007 to April 2010. Currently, Mr. Cryan serves as the Managing Director of Concert Energy Partners, LLC, an investment banking and private equity firm based in New York. Mr. Cryan has extensive experience as a director of a number of publicly traded companies.

Ted Sharp, 54 was appointed Interim Chief Financial Officer on May 25, 2011, replacing Mr. Matthew A. Fowler, who is a member of Mr. Sharp’s consulting firm. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Mr. Sharp has served as Chief Financial Officer, Secretary and Treasurer of Goldrich Mining Company from February 2006 to the present. Concurrent with his position with Goldrich, from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company trading on the FINRA OTCBB. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

Lisanna M. Lewis, 37, was appointed as our Vice President on August 1, 2010. Ms. Lewis continues to serve as Controller, Treasurer and Secretary. Ms. Lewis has been with Gryphon Gold Corporation since October 2005, and was originally hired as the Office Manager of the Company. In August 2007 Ms. Lewis was promoted to Controller of the Company and later in November 2008 as Secretary and Treasurer. As Vice President of the Company, Ms. Lewis will continue to be responsible for all administrative functions, financial reporting and investor relations activity. Ms. Lewis has a Commercial Accounting Certificate, an Accounting Technician Diploma, and is currently enrolled in the Certified General Accountants of British Columbia program.

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

Audit Committee

Our Audit Committee has been structured to comply with Canadian Multilateral Instrument 52-110-Audit Committees (MI 52-110) and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our Audit Committee is comprised of Marvin Kaiser, Donald Gentry and Terence Cryan. The Company’s Board of Directors has determined that the three members of the Company’s Audit Committee are independent directors under MI 52-110, Rule 10A-3 of the Exchange Act, and the audit committee rules of the NYSE Amex Equities. Marvin Kaiser is the Chairman of the Audit Committee. Marvin Kaiser satisfies the criteria for an audit committee financial expert under Item 407(e)(5) of Regulation S-K of the rules of the Securities and Exchange Commission.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Terence Cryan (chairman), Marvin Kaiser and Donald Gentry, all of whom are independent directors. The Corporate Governance and Nominating Committee is responsible for developing Gryphon Gold’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Gryphon Gold, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Gryphon Gold’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Gryphon Gold, monitoring the quality and effectiveness of Gryphon Gold’s corporate governance system and ensuring the effectiveness and integrity of Gryphon Gold’s communication and reporting to shareholders and the public generally.

There have been no material changes to the procedures pursuant to which a shareholder may recommend nominees for the Company’s Board of Directors.

Project Development, Environmental & Sustainability Committee

The Project Development, Environmental & Sustainability Committee is comprised of John L Key (chairman) and Donald Gentry. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended March 31, 2011 and 2010.

During the fiscal year ended March 31, 2011 and 2010, the Board authorized salary adjustments for directors, officers, and employees. These adjustments are indicated in the compensation table below. Further, the Board made stock and option grants to certain directors and executives to provide additional compensation, and the calculated value of such grants are indicated in the compensation table below.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total
John Key,	2011	222,000	97,500	23,317	35,121	-	-	-	377,938	(1)
CEO	2010	152,000	-	-	67,482	-	-	-	219,482	(2)
Matthew A Fowler,	2011	NIL	-	-	9,590	-	-	25,663	35,283	(3)
Interim CFO	2010	NIL	-	-	-	-	-	-	NIL
Lisanna Lewis, VP, Treasurer &	2011	104,510*	-	11,658	10,941	-	-	-	127,109	(4)
Secretary	2010	86,634*	10,314*	-	14,670	-	-	-	111,618	(5)
R. William Wilson	2011	33,100	-	-	NIL	-	-	-	33,100
	2010	84,051	-	-	2,407	-	-	-	86,458	(7)
Steven D Craig, VP	2011	163,000	-	7,772	13,561	-	-	-	184,333	(6)
Exploration	2010	NIL	-	-	-	-	-	-	NIL

(1)	$319,500 of grand total was received as cash, $35,121 was recorded as non-cash stock compensation expense, and $23,317 in stock granted.

(2)	$152,000 of grand total was received as cash, remaining $67,482 was recorded as non-cash stock compensation expense.

(3)	Mr. Fowler was appointed Interim Chief Financial Officer on May 18, 2010. He is employed by Sharp Executives Associates, which is a contract CFO firm. $10,000 was paid to Sharp Executives as a retainer and $25,693 was billed by Sharp Executives Associates for CFO duties. $9,590 was recorded as non-cash compensation for Sharp Executive Associates.

(4)	$104,510 of grand total was received in cash, $10,941 was recorded as non-cash stock compensation expense, and $11,658 in stock granted.

(5)	$96,948 of grand total was received in cash, $14,670 recorded in non-cash stock compensation expense.

(6)	Mr. Craig was appointed VP Exploration on April 1, 2011. Of the grand total, $163,000 was received in cash, $13,561 recorded in non- cash stock compensation expense, and $7,772 in stock granted.

(7)	$84,051 of grand total was received as cash, remaining $2,407 was recorded as non-cash stock compensation expense.

* Based on the March 31, 2011 exchange rate of Cdn$0.9696 equals US$1.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2011, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Executive Compensation Agreements

Gryphon Gold is a party to employment contracts with John Key, Lisanna Lewis and Steven Craig. Pursuant to the agreement all three officers are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreement provides for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” Except as described above, and the payment of directors’ fees, there are no service contracts of any officer of Gryphon Gold and there is no arrangement or agreement made or proposed to be made between Gryphon Gold and any of its named executive officers pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of Gryphon Gold or a change in the named executive officer’s responsibilities following such change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended March 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Securities Unearned Shares, Units or Other Rights That have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
John L Key(1)	150,000			Cdn$0.62	11-Feb-13
Chief Executive	350,000			Cdn$0.41	1-Aug-13
Officer	200,000			US$0.22	16-Sept-14
	300,000	100,000		US$0.10	24-Aug-15
	40,000			Cdn$0.81	10-Jan-12
	50,000			Cdn$0.41	8-Apr-13
Lisanna Lewis (2)	50,000			Cdn$0.38	8-Jul-13
VP, Treasurer,	100,000			US$0.22	16-Sept-14
Secretary.	112,500	37,500		US$0.10	24-Aug-15
Matthew Fowler	50,000			US$0.14	12-May-15
Interim Chief	50,000			Cdn$0.80	26-Feb-12
Financial Officer	85,000			Cdn$0.90	21-Sept-12
	150,000			Cdn$0.38	8-Jul-13
Steven Craig(3)	100,000			US$0.15	19-Apr-15
VP Exploration	37,500	12,500		US$0.10	24-Aug-15
R. William Wilson Former CFO	NIL	NIL

(1)	100,000 to vest June 30, 2011.

(2)	37,500 to vest June 30, 2011.

(3)	12,500 to vest June 30, 2011

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company , provided however that as described above each of John Key, Lisanna Lewis and Steve Craig have employment contracts that provide, in each case, for the payment of twelve (12) months of salary upon termination as a result of change in control of our Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Gentry	18,000	-	5,670	-	-	-	23,670	(1)
Marvin Kaiser	18,000	-	5,670	-	-	-	23,670	(2)
Terence Cryan	18,000	-	5,670	-	-	-	23,670	(3)

(1)	$18,000 of fees has been paid in cash. 100,000 stock options, 75,000 have vested; 25,000 vest on June 30, 2011.

(2)	$18,000 of fees has been paid in cash. 100,000 stock options, 75,000 have vested; 25,000 vest on June 30, 2011.

(3)	$18,000 of fees has been paid in cash. 100,000 stock options, 75,000 have vested; 25,000 vest on June 30, 2011.

Beginning April 1, 2008, each independent board member shall receive $1,500 per month. The fees cover attendance for all meetings, irrespective of the number of audit, compensation and board meetings. All fees have been paid through March 31, 2011.

Compensation of Directors

Beginning April 1, 2008, each independent board member shall receive $1,500 per month. The fees cover attendance for all meetings, irrespective of the number of audit, compensation and board meetings. All fees have been paid through March 31, 2011.

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

Officer Compensation Agreements

Gryphon Gold is a party to employment contracts with John Key, Lisanna Lewis and Steven Craig. Pursuant to the agreement all three officers are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreement provides for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.” Gryphon Gold is a party to a financial consulting agreement with Sharp Executives Associates Inc. Pursuant to the agreement Mr. Matthew Fowler was named Gryphon Gold’s Chief Financial Officer and under the agreement Mr. Fowler agreed to act in all normal capacities of the office he was appointed to. On May 25, 2011, Mr. Ted Sharp replaced Mr. Fowler as Chief Financial Officer under that agreement and acts in all normal capacities of that office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 21, 2011 regarding the ownership of our common stock by: each person who is known by us to own more than 5% of our shares of common stock; and each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on shares of common stock outstanding as of June 21, 2011.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 21, 2011 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

Name and Address of Beneficial Owner (1)	Shares		Percent

Top Gold AG M V K (3)	10,000,000	(3)	5.16%	(2)
Landstrasse 14
9496 Balzers
Principality of Liechtenstein

(1)	Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned. Figures shown are on a non-diluted basis.

(2)	The Investment Advisor with ultimate voting and dispositive power is Luxor Asset Management Trust reg., Balzers, which is represented by Mr. Martin Frick, Balzers.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Shares		Percent

John Key Chief Executive Officer 611 N Nevada Street Carson City, NV 89703	1,150,000	(2)	0.59%(2)
Donald W Gentry Director 611 N Nevada Street Carson City, NV, 89703	467,500		0.24%(3)
Marvin Kaiser Director 611 N Nevada Street Carson City, NV 89703	325,000		0.17%(4)
Terence Cryan Director 611 N Nevada Street Carson City, NV, 89703	250,000		0.13%(5)
Lisanna Lewis Vice President, Treasurer, Secretary 711-675 West Hastings Street Vancouver, BC V6B 1N2	429,100(3)		0.22%(6)
Steven Craig VP Exploration 611 N Nevada Street Carson City, NV 89703	497,500		0.26%(7)
Ted A Sharp Interim CFO 714 Whisperwood Court Nampa, ID 83686	50,000		0.03%(8)
Gerald W. Baughman Former Officer and Director 5490 Longley Lane Reno, NV, 89511	4,000,000		2.06%
Matthew Fowler Former Interim CFO 714 Whisperwood Court Nampa, ID 83686	50,000		0.03%(9)

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes vested options exercisable to acquire 1,000,000 shares of common stock.

(3)	Includes vested options exercisable to acquire 350,000 share of common stock.

(4)	Includes vested options exercisable to acquire 250,000 shares of common stock and warrants exercisable to acquire 25,000 shares of common stock.

(5)	Includes vested options exercisable to acquire 250,000 shares of common stock.

(6)	Includes vested options exercisable to acquire 352,500 shares of common stock.

(7)	Includes vested options exercisable to acquire 422,500 shares of common stock

(8)	Includes vested options exercisable to acquire 50,000 shares of common stock

(9)	Includes vested options exercisable to acquire 50,000 shares of common stock

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 21, 2011, we had approximately 2,100 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended March 31, 2011, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

Related party transactions are reviewed and approved by the Board of Directors.

Purchases of Securities

During and subsequent to the fiscal year ending March 31, 2011, officers, directors and 10% shareholders of Gryphon Gold purchased securities of Gryphon Gold on the following terms:

Officer, Director, 10% Shareholder	Type of Security	Price of Security	Date of Purchase
Lisanna Lewis	300 common shares	Cdn$0.175	May 6, 2010
Lisanna Lewis	500 common shares	Cdn$0.155	September 20, 2010
Lisanna Lewis	200 common shares	Cdn$0.21	October 15, 2010

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

Donald Gentry;
Marvin Kaiser; and
Terence Cryan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2011 and 2010 and reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-Q for fiscal 2011 and 2010 were $106,433 and $95,983, respectively. The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2011 and 2010 were $0.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2011 and 2010 were $14,848 and $18,576, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2011 and 2010 were 40,065and nil, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent two (2) Registered Public Accounting Firms;

2.	Audited Consolidated Balance Sheets as at March 31, 2011 and 2010;

3.	Audited Consolidated Statements of Operations for the years ended March 31, 2011 and 2010 and for the period from April 24, 2003 (inception) to March 31, 2011;

4.	Audited Consolidated Statements of Shareholder’s Equity for the years ended March 31, 2011 and 2010 and for the period from April 24, 2003 (inception) to March 31, 2011;

5.	Audited Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from April 24, 2003 (inception) to March 31, 2011; and

6.	Notes to the Audited Consolidated Financial Statements.

Exhibits
Number	Description

3.1*	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.1)

3.2*	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.2)

3.3*	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.3)

3.4*	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.4)

3.5*	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.5)

3.6*	Certificate of Amendment to Articles of Incorporation dated December 10, 2009 (Previously filed on Form 8-K on December 16, 2009 as Exhibit 3.1)

4.1*	Specimen Common Stock certificate (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 4.1)

10.1*	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.2)

10.2*	Agreement and Consent to Assignment of Borealis Mining Lease, entered into as of January 26, 2005, between Richard J. Cavell, Hardrock Mining Company, John W. Whitney, Golden Phoenix Minerals, Inc., Borealis Mining Company and Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.3)

10.3*	Escrow Agreement, dated January 10, 2005, between Borealis Mining Company, Gryphon Gold Company and Lawyers Title Agency of Arizona (Regarding Purchase Agreement dated January 10, 2005)(Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.4)

10.4*	Purchase Agreement dated January 10, 2005, as amended, Seller: Golden Phoenix Minerals, Inc., Buyer: Borealis Mining Company and Guarantor: Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.5)

10.5*	Agreement between Golden Phoenix Minerals, Inc. and Borealis Mining Company (Borealis Property, Mineral County, Nevada), dated July 21, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.6)

10 .6*	Membership Interest Purchase Agreement for Nevada Eagle Resources LLC Properties (Previously filed on Form 8-K on July 6, 2007)

10.7*	2006 Omnibus Incentive Plan (Incorporated by reference to Appendix E of the Registrant’s Definitive Schedule 14A proxy statement filed on August 9, 2006)(Previously filed as Exhibit 4.1 to Form S-8 filed on October 11, 2006)

10.8*	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed as Exhibit 10.1 to Form 8-K filed on July 21, 2008)

10.9*	Financial Services Agreement between the Registrant and Tony Ker, dated September 1, 2008 (Previously filed as Exhibit 10.2 to Form 8-K filed on July 21, 2008)

10.10*	Transition Agreement between the Registrant and Tony Ker, dated July 21, 2008(Previously filed as Exhibit 10.3 to Form 8-K filed on July 21, 2008)

10.11*	Option to Restructure Debt Agreement between the Registrant and Nevada Eagle Resources, dated August 5, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on August 13, 2008)

10.12*	Financial and Advisory Services Agreement between the Registrant and Matter & Associates, dated October 1, 2008 (Previously filed as Exhibit 99.1 to Form 8-K filed on October 23, 2008)

10.13*	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008 (Previously filed as Exhibit 10.18 to Form 10-K filed on June 28, 2010)

10.14*	Termination of Financial Services Agreement between the Registrant and Tony Ker, dated effective September 28, 2008 (Previously filed as Exhibit 10.19 to Form 10-K filed on June 28, 2010)

10.15*	Consulting Agreement between the Registrant and Steven Craig, dated November 1, 2008 (Previously filed as Exhibit 10.8 to Form 10-Q filed on November 14, 2008)

10.16*	Consulting Agreement between the Registrant and Michael Longinotti, dated November 12, 2008 (Previously filed as Exhibit 10.9 to Form 10-Q filed on November 14, 2008)

10.17*	Interim Consulting Agreement between the Registrant and Mr. R. William Wilson, dated January 6, 2010 (Previously filed as Exhibit 10.22 to Form 10-K filed on June 28, 2010)

10.18*	Amendment No. 1 to the Option Agreement between the Registrant, Gerald W. and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 5, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2010)

10.19*

Option Consideration Agreement between the Registrant and Gerald W. and Fabiola Baughman, dated February 5, 2010 (Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 10, 2010)

10.20*	Amendment No. 2 to the Option Agreement between the Registrant, Gerald W. and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 12, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 18, 2010)

10.21*	Binding Letter of Intent (between the Registrant and Sage Gold Inc., dated February 23, 2010 (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on February 25, 2010)

10.22*	Option Agreement between the Registrant, Borealis Mining Company, and Sage Gold Inc. dated March 5, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010)

10.23*	Amendment No. 1 to Option Agreement and Amendment No. 1 to Subscription Agreement between the Registrant, Borealis Mining Company, and Sage Gold Inc. dated March 26, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 31, 2010)

10.24*	Amendment No. 1 to Option to Amend Mining Lease dated August 7, 2009 (Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 24, 2011)

10.25*	Amendment No. 2 to Option to Amend Mining Lease dated February 12, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 18, 2010)

10.26*	Amendment No. 3 to Option to Amend Mining Lease dated August 17, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2010)

10.27*	Amendment No. 4 to Option to Amend Mining Lease dated February 22, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 24, 2010)

10.28*	Amendment No. 2 to Option Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated April 19, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 20, 2010)

10.29*	Membership Interest Purchase Agreement between the Registrant and Fronteer Development (USA) Inc. dated April 23, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 27, 2010)

10.30*	Amendment No. 3 to Option Agreement and Amendment No. 2 to Subscription Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated April 19, 2010 (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 6, 2010)

10.31*	Amendment No. 4 to Option Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated June 15, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2010)

21.1	List of Subsidiaries

23.1	Consent of decoria-maichel-teague

23.2	Consent of Ernst and Young

23.3	Consent of John Danio, PE, of Denver, CO

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ John L. Key	Chief Executive Officer and Director	June 30, 2011
(Principal Executive Officer)

/s/ Ted Sharp	Chief Financial Officer	June 30, 2011
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ John L. Key	Chief Executive Officer and Director	June 30, 2011
(Principal Executive Officer)

/s/ Ted Sharp	Chief Financial Officer	June 30, 2011
(Principal Financial and
Accounting Officer)

/s/ Marvin K. Kaiser	Director	June 30, 2011

/s/ Donald W. Gentry	Director	June 30, 2011

/s/ Terence J. Cryan	Director	June 30, 2011