Form 10-Q
period 2011-06-30
GRYPHON GOLD CORP
filed 2011-08-15
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes             [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes             [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[_] Yes             [X] No

Number of common shares outstanding at August 12, 2011: 193,769,882

GRYPHON GOLD CORPORATION
June 30, 2011

INDEX

	Page No.(s)
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Unaudited Consolidated Balance Sheet as of June 30, 2011 and Audited Consolidated Balance Sheet as of March 31, 2011	2
	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and the period of inception from April 24, 2003 to June 30, 2011	3
	Unaudited Consolidated Statements of Stockholders’ Equity for the period of inception from April 24, 2003 to June 30, 2011	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 and the period of inception from April 24, 2003 to June 30, 2011	5
	Notes to Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	[REMOVED AND RESERVED]	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
SIGNATURES		21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Balance Sheets
(Stated in U.S. dollars)

	As at	As at
	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$7,222,967	$837,457
Accounts receivable	32,500	29,892
Note receivable	-	2,975
Prepaid expenses	122,151	122,716
Deferred share issue costs	-	281,278
Total Current Assets	7,377,618	1,274,318
Equipment	157,304	109,261
Mineral properties	9,373,162	2,651,069
Construction in progress	1,616,115	-
Reclamation bonds	2,225,893	225,893
Total Assets	$20,750,092	$4,260,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,319,100	$397,106
Current portion of the long term debt	106,083	-
Total Current Liabilities	1,425,183	397,106

Asset retirement obligation	2,004,173	51,300
Long term debt	3,403,417	-
Total Liabilities	6,832,773	448,406

Commitments & contingencies

Stockholders' Equity
Common stock	193,770	96,984
Additional paid-in capital	52,257,811	41,665,952
Deficit accumulated during the exploration stage	(38,534,262)	(37,950,801)
Total Stockholders' Equity	13,917,319	3,812,135
Total Liabilities & Stockholders' Equity	$20,750,092	$4,260,541

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

	Three months	Three months	Period from
	ended	ended	April 24, 2003
	June 30,	June 30,	(inception) to
	2011	2010	June 30, 2011
Continuing operations:
Exploration	$90,896	$385,639	$17,641,920
Management salaries and consulting fees	233,407	313,928	10,795,790
General and administrative	140,033	139,833	4,598,175
Legal and audit	74,147	57,413	2,440,055
Travel and accommodation	50,473	33,538	1,338,386
Depreciation & amortization	3,509	13,409	309,058
Loss on disposal of equipment	-	-	5,512
Foreign exchange (gain) loss	(28,749)	10,932	(15,130)
Gain on change in liability of warrants	-	-	(2,676,000)
Interest income	(66)	(100)	(741,165)
Interest expense	19,811	593	29,008
Unrealized (gain) loss on securities	-	92,176	-
Realized (gain) loss on sale of securities	-	(19,060)	126,283
Loss for the period from continuing operations	$(583,461)	$(1,028,301)	$(33,851,892)

Discontinued operations:
Loss from discontinued operations	-	$(18,241)	$(5,347,322)
Gain on sale of discontinued operations	-	653,949	664,952
Income (loss) from discontinued operations	-	635,708	(4,682,370)

Net loss for the period	$(583,461)	$(392,593)	$(38,534,262)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.01)
Income from discontinuing operations	Nil	$0.01
Total loss per share	$(0.01)	Nil

Basic and diluted weighted average number of common shares outstanding	141,980,549	86,646,541

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Stockholder’s Equity
(Unaudited) (Stated in US dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
	#
Balance, inception April 24, 2003	—	—	—	—	—
Shares issued:
For private placements	47,812,870	$47,813	$28,078,256	—	$28,126,069
Share issue costs	—	—	(1,273,087)	—	(1,273,087)
For mineral properties	4,500,000	4,500	3,444,918	—	3,449,418
Initial Public Offering (IPO)	6,900,000	6,900	5,029,597	—	5,036,497
Share issue costs (IPO)	—	—	(2,241,940)	—	(2,241,940)
Compensation component of shares issued	—	—	226,000	—	226,000
Fair value of agents’ warrants issued on private placements	—	—	222,627	—	222,627
Fair value of options granted to consultants	—	—	49,558	—	49,558
Fair value of underwriters compensation warrants on IPO	—	—	135,100	—	135,100
Fair value of options granted	—	—	2,274,508	—	2,274,508
Fair value of share issued to consultant	97,500	98	45,850		45,948
Fair value of vested stock grants	553,420	552	495,944	—	496,496
Exercise of warrants	1,985,775	1,986	1,827,349	—	1,829,335
Exercise of options	107,500	108	83,066	—	83,174
Net loss since inception	—	—	—	$(35,774,819)	(35,774,819)
Balance, March 31, 2009	61,957,065	61,957	38,397,746	(35,774,819)	2,684,884
Shares issued:
For private placement	10,897,353	10,897	1,751,804	—	1,762,701
Share issue costs	—	—	(172,379)	—	(172,379)
Fair value of options granted	—	—	166,088	—	166,088
Fair value of vested stock grants	112,500	113	—	—	113
Exercise of warrants	7,161,500	7,162	1,453,204	—	1,460,366
Settlement of debt	5,905,356	5,905	964,095	—	970,000
Reclassification of warrants to liability	—	—	(2,975,330)	2,888,130	(87,200)
Net loss for the period	—	—	—	(2,316,221)	(2,316,221)
Balance, March 31, 2010	86,033,774	86,034	39,585,228	(35,202,910)	4,468,352
Shares issued:
For private placements	7,964,429	7,964	1,500,593	—	1,508,558
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	550,000	550	125,950	—	126,500
Share issue costs	—	—	(104,729)	—	(104,729)
Settlement of accounts payable	436,929	437	59,563	—	60,000
Fair value of restricted stock units granted	275,000	275	41,923	—	42,198
Fair value of options granted	—	—	142,212	—	142,212
Exercise of warrants	223,500	224	46,712	—	46,935
Net loss for the period	—	—	—	(2,747,891)	(2,747,891)
Balance, March 31, 2011	96,983,632	96,984	41,665,952	(37,950,801)	3,812,135
Shares issued:
For public offering	89,060,000	89,060	10,979,302	—	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	—	1,081,675
Share issue costs	—	—	(13,177)	—	(13,177)
Public offering costs	—	—	(1,466,723)	—	(1,466,723)
Fair value of options granted	—	—	18,508	—	18,508
Net loss for the period	—	—	—	(583,461)	(583,461)
Balance, June 30, 2011	193,769,882	$193,770	$52,257,811	$(38,534,262)	$13,917,319

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Three months	Three months	Period from April
	ended	ended	24, 2003
	June 30,	June 30,	(inception) to June
	2011	2010	30, 2011
OPERATING ACTIVITIES
Net loss for the period	$(583,461)	$(392,593)	$(38,534,262)
Items not involving cash:
Depreciation	3,509	13,409	309,058
Asset retirement obligation adjustment	(3,046)	-	-
(Gain) loss on disposal of equipment	-	-	5,512
Write down of accrued liability	-	-	(124,008)
Fair value of options, warrants and other non-cash compensation	18,508	40,139	3,539,891
Non-cash interest expense on discontinued operations	-	10,364	725,304
Unrealized gain on foreign exchange	(33,513)	-	(33,513)
(Gain) loss on securities	-	(19,060)	126,282
Unrealized (gain) loss on securities	-	92,176	-
Held for trading securities included in lease revenue	-	-	(9,598)
Impairment of carrying value of exploration properties	-	-	5,100,000
Loss on disposal of mineral properties	-	-	53,168
Gain on change in liability of warrants	-	-	(2,676,000)
Gain on extinguishment of debt	-	-	(1,327,076)
Gain on sale of discontinued operations	-	(653,949)	(664,952)
Changes in non-cash working capital items:
Accounts receivable	(2,608)	(76,015)	(28,750)
Accounts payable and accrued liabilities	150,863	(296,940)	713,792
Prepaid expenses	564	(65,471)	4,575
Cash used in operating activities	(449,184)	(1,347,940)	(32,820,577)
INVESTING ACTIVITIES
Reclamation bonds purchased	(2,000,000)	(57,525)	(2,225,893)
Option payment received	-	-	100,000
Purchase of equipment	(51,552)	(32,600)	(416,754)
Cash received from sale of discontinued operations	-	2,250,000	2,250,000
Payments on construction in progress	(844,983)	-	(844,983)
Nevada Eagle acquisition and related non-compete agreement	-	-	(3,068,340)
Mineral property expenditures	-	-	(1,992,130)
Mineral property lease payments received		-	1,499,854
Proceeds from sale of mineral properties	-	117,760	100,000
Option payment to amend and reduce royalty	(175,000)	-	(685,902)
Proceeds from sales of held for trading securities	-	73,810	177,149
Proceeds from note receivable	2,975	2,842	24,000
Proceeds from sale of equipment	-	-	16,455
Cash used by investing activities	(3,068,560)	2,354,287	(5,066,544)
FINANCING ACTIVITIES
Cash paid on extinguishment of debt	-	-	(500,000)
Capital lease principal payments	-	-	(53,523)
Exercise of warrants	-	-	1,207,971
Shares and warrants issued for cash	11,068,362	200,000	48,947,289
Share issue costs	(13,177)	(5,252)	(3,447,565)
Public offering costs	(1,185,444)	-	(1,466,722)
Subscription receivables collected	-	-	389,125
Cash provided by financing activities	9,869,741	194,748	45,076,575
Effect of foreign exchange on cash	33,513	-	33,513
Increase (decrease) in cash during the period	6,385,510	1,201,095	7,222,967
Cash, beginning of period	837,457	937,056
Cash, end of period	$7,222,967	$2,138,151	$7,222,967

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company, (collectively, “Gryphon Gold” or “the Company”). The Company is an exploration and development company in the process of constructing an oxide heap leach mine on its Borealis property (the “Borealis Oxide Heap Leach Project”) and exploring mineral properties.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. During the quarter ended June 30, 2011, the Company was successful in raising a net of $9,869,741 in cash from financing activities, had cash on hand of $7,222,967 at the close of the quarter and added an additional $3,000,000 CAD in cash from debt financing subsequent to the end of the quarter [see Note 13 Subsequent Events]. These funds are earmarked to complete the construction of the Company’s Borealis Oxide Heap Leach Project [see Note 5 Construction in Progress], and will allow the Company to add supplementary mining equipment to reduce production costs and provide funds for general and administrative expenses for the Company until the mine generates positive cash flows from anticipated production. There can be no assurance that the Company will achieve profitability or positive cash flow. If possible future revenues do not result in positive cash flow, and management is unable to raise additional capital, the Company will not be able to meet its obligations and may have to suspend or cease operations. No assurance can be given that the Company will be successful in raising additional capital. The Company has an accumulated deficit of $38,534,262 as at June 30, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, the Company does not have sufficient cash on hand to fund normal operations for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets is dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Loss per share, continued

In addition, outstanding convertible promissory notes are assumed to be converted into common stock at the then applicable rate. Stock options and warrants are dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. The convertible promissory notes are dilutive when the Company has income from continuing operations, and the impact from the dilution exceeds the impact from the reduction in interest expense resulting from the conversion of the notes.

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

Our financial instruments consist principally of cash, long-term debt and marketable securities held for resale. The table below sets forth our assets and liabilities measured at fair value, on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance June 30,	Balance March 31,	Input
	2011	2011	Hierarchy level

Cash and cash equivalents	$7,222,967	$837,457	Level 1
Reclamation bonds	$2,225,893	$225,893	Level 1

Reclassifications

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

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

4. MINERAL PROPERTIES

Mineral properties as at June 30, 2011and March 31, 2011 are as follows:

	June 30, 2011	March 31, 2011
Borealis property	$1,830,909	$1,830,909
Copper Basin property	11,003	11,003
Borealis asset retirement obligation [note 6]	2,004,173	48,254
Option to reduce royalty [note 9]	5,527,077	760,903
Mineral property total costs	$9,373,162	$2,651,069

5. CONSTRUCTION IN PROGRESS

On June 6, 2011, the Company commenced construction of the Borealis Oxide Heap Leach Project, which is expected to cost $9.6 million, of which $3,616,115, including the purchase of a $2,000,000 reclamation bond, was incurred during the quarter ended June 30, 2011. The Company anticipates construction of Phase 1A to be completed late in the second quarter. Construction activities include building new leach pads, ponds, carbon columns, roads and infrastructure. Direct costs of materials, labour, equipment and supplies used in construction activities are capitalized during the period they are incurred. Additionally, certain indirect costs are capitalized during the period. Interest expense during the construction period is allocated and capitalized in the period it is accrued. For the period ended June 30, 2011, management analyzed interest expense and determined that amounts that would be capitalized under this policy were immaterial and no interest was capitalized.

6. ASSET RETIREMENT OBLIGATION

At June 30, 2011 and March 31, 2011 our asset retirement obligations were as follows:

	Three	Year
	months	ended
	ended	March 31,
	June 30,	2011
	2011
Asset retirement obligation , beginning of period	$51,300	-
Incurred	1,928,733	$48,254
Accretion		3,046
Additions and changes in estimates	24,140	-
Settlements	-	-
Asset retirement obligation, end of period	$2,004,173	$51,300

The asset retirement obligation at March 31, 2011 was calculated based on responsibilities the Company had to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation at June 30, 2011 was calculated based on the Company’s estimate of reclamation costs for Phase 1A of the Borealis Heap Leach Project. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 2% to 4% from the time the Company incurred the obligation to the time it is expected to pay the retirement obligation.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

7. EXPLORATION

			Period from
	Three months	Three months	April 24, 2003
	ended June 30,	ended June 30,	(inception) to
	2011	2010	June 30, 2011
Borealis Property Exploration:
Drilling	$274	$225,739	$7,655,023
Property maintenance	32,520	57,668	3,855,988
Geologic and assay	5,512	21,439	2,148,558
Project management	17,224	5,547	1,926,387
Engineering	35,366	65,596	1,674,257
Metallurgy	-	-	338,010
Subtotal Borealis Property	90,896	375,989	17,598,223
Other exploration	-	9,650	43,697
Total exploration	$90,896	$385,639	$17,641,920

8. RECLAMATION BONDS

At June 30, 2011 and March 31, 2011, reclamation bonds and deposits were as follows:

	June 30,	March 31,
	2011	2011
Reclamation bonds & deposits	$2,225,893	$225,893
Total	$2,225,893	$225,893

On June 30, 2011 the Company had $2,216,885 (March 31, 2011 - $216,885) on deposit to support a performance bond with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $9,008 (March 31, 2011 - $9,008), which supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area.

The United States Forest Service reclamation bonds were increased during the quarter ended June 30, 2011 by $2,000,000. This bond is required to support the construction of the Borealis Oxide Heap Leach Project.

9. OPTION TO REDUCE ROYALTY

Effective May 20, 2011, the Company exercised the option to fix the Net Smelter Return (NSR) royalty on its Borealis property at 5%. In August 2008, Gryphon and its wholly-owned subsidiary, Borealis Mining Company, entered into an option agreement with the lessors of the Borealis property to amend the Borealis Mining Lease to fix the gold price based sliding scale royalty at a 5% Net Smelter Royalty.

Under the terms of the option agreement, as amended, Gryphon exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the lessors upon execution of the Option Agreement) as follows:

(a)	$150,000 in cash,

(b)	7,726,500 shares of common stock at a deemed value of $0.40 per share (deemed value of $3,090,500, fair value of $1,081,675 at the date the option was exercised);

(c)	5% promissory notes in the aggregate principal amount of $1,600,000, due May 20, 2013, with installment payments due upon commencement of production on the Borealis property; and

(d)

5% convertible notes in the aggregate principal amount of $1,909,500, due May 20, 2014, convertible into shares of Gryphon common stock at $0.70 per share through May 20, 2012, $0.80 per share through May 20, 2013 and $0.90 per share through May 20, 2014.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

9. OPTION TO REDUCE ROYALTY, CONTINUED:

Accordingly, at June 30, 2011 and at March 31, 2011, the Company’s mineral properties include the following payments made to the Borealis Property lessors:

	Three months	Year
	ended	ended
	June 30, 2011	March 31, 2011
Balance, beginning of period	$760,903	$560,903
Cash paid	175,000	200,000
Promissory notes payable	1,600,000	-
Convertible notes payable	1,909,500	-
Common stock issued	1,081,675	-
Balance, end of period	$5,527,078	$760,903

10. LONG TERM DEBT

In connection with the exercise of the option to reduce the royalty [note 9], the Company entered into a series of convertible and promissory notes.

Promissory notes

The promissory notes bear interest at 5% per annum payable monthly. Principal installments are due monthly, commencing on the date in which Borealis Mining is required to commence production royalty payments. Payments on the notes are interest only until production commences. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the notes as of June 30, 2011 is $1,600,000 and all interest has been paid.

Convertible notes

The convertible notes bear interest at 5% per annum payable monthly. Monthly payments on the notes are interest only for a period of 12 months from the commencement of the construction of the mine. Subsequent to the twelvemonth period, the notes are payable in monthly installments of principal and interest. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. The aggregate balance due on the notes as of June 30, 2011 is $1,909,500 and all interest has been paid.

11. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On May 20, 2011, The Company issued 7,726,250 common shares in connection with the exercise of the option to reduce the royalty [Note 9]. The shares were valued at $1,081,675, which was based upon the market value of the shares on the date of exercise.

On May 24, 2011, the Company issued 89,060,000 common shares in connection with a public offering for net cash proceeds of $9,601,639, after offering costs of $1,466,723.

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2011:

Warrants Outstanding and Exercisable
Warrants	Avg Remaining	Exercise Price	Expiry Date
	Life in Years
5,448,677	0.6	$0.25	February 18, 2012
732,215	1.0	$0.21	June 16, 2012
3,250,000	1.6	$0.30	January 21, 2013
2,226,500	2.4	$0.30	November 13, 2013
11,657,392	1.4	$0.27

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

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months
	ended	ended
	June 30, 2011	June 30, 2010

Management salaries	$11,187	$40,139
Consulting expense	7,321	-
Total	$18,508	$40,139

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued a consultant, above) for the three months ended June 30, 2011:

	Number of Stock	Weighted Average
	Options	Exercise Price
Outstanding, April 1, 2011	4,917,500	$0.42*
Granted	90,000	$0.17
Forfeited	(145,000)	$0.73*
Total outstanding at June 30, 2011	4,862,500	$0.38*
Vested and exercisable at June 30, 2011	4,772,500	$0.39*
* Based on the June 30, 2011 exchange rate of Cdn$1 equals US$0.9652.

Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	Three months	Three months
	ended	Ended
	June 30, 2011	June 30, 2010

Dividend yield	0%	0%
Expected volatility	111.26%	99% -119%
Risk free interest rate	0.78%	0.52% -1.62%
Expected lives	3 years	2-3 years

The risk-free interest rate was determined based on the rate at the time of grant for US government zero-coupon bonds for a 2-3-year term, which is a term equal to the estimated life of the option. Dividend yield was based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility was derived by measuring the average share price fluctuation of the Company’s stock. The period of historical volatility is the same period as the expected life of the options being 3 years.

Gryphon Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

11. CAPITAL STOCK, CONTINUED:

Valuation assumptions, continued

The Company uses a Black-Scholes option-pricing model for fair value measurement of options. This model was independently developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. Option pricing models require the input of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

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

The following table summarizes information about RSU’s outstanding as at June 30, 2011:

	RSU’s	RSU’s	RSU’s	RSU’s	Weighted
	Granted	Vested	Forfeited	Cancelled	Average
				and Cash in	Fair Value
				lieu of	at Grant
				issued	Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at June 30, 2011	1,116,170	940,920	132,750	42,500	—

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

June 30,
FY2012	$88,458
FY2013	106,344
FY2014	67,119
FY2015	9,907
Total	$271,828

[c] Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding from time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

13. SUBSEQUENT EVENTS

On July 27, 2011, the Company announced that it had closed a $3,000,000 CAD private placement of units at a price of $1,000 CAD per Unit. The offering was conducted by a lead agent in Canada and by a U.S. agent in the United States. Each Unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 warrants. Each Warrant entitles the holder thereof to purchase one common share in the capital of the Company at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

14. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended June 30, 2011, two non-cash investing and financing activities took place. Both were issued in connection with the exercise of the option to reduce the royalty, 7,726,500 shares issued at fair value of $0.14 and promissory and convertible notes.

	June 30, 2011	June 30, 2010
Shares issued for exercise of the option to reduce the royalty	$1,081,675	-
Promissory and convertible notes issued for the exercise of the option to reduce the royalty	3,059,500	-
Construction in progress purchased with accounts payable	771,131
Shares issued for settlement of accounts payable	-	$60,000
Extinguishment of note payable by sale of discontinued operations	-	2,180,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

This quarterly report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

With respect to forward-looking statements and information contained in this quarterly report, we have made assumptions regarding, among other things:

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of our annual report on Form 10-K as filed with the SEC on June 30, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this quarterly report by the foregoing cautionary statement.

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this quarterly report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Overview

Business Objectives

Gryphon Gold is in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the State of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, beginning with our Borealis property, located in Nevada’s Walker Lane Gold Belt (the “Borealis Property”). The development and extraction may be performed by us or by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile.

The business plan for the Borealis Property is to advance the development of the oxide heap leachable gold and silver to the production stage (the “Borealis Oxide Heap Leach Project”) and to further expand and develop the significant sulphide resource through exploration, metallurgical design and sulphide project permitting and development. The successful development of the Borealis Heap Leach Project is anticipated to provide the revenue that would allow for the further development of the Borealis Property. The Borealis Property consists of unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, which has successful past production. The Borealis Property is a property that we believe has excellent potential exploration targets as defined by past exploration success, geophysical targets and past successful mining.

On April 25, 2011, we released an updated pre-feasibility study entitled “NI 43-101 Pre-Feasibility Study Update of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated April 25, 2011, (the “Pre-Feasibility Study”), which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on April 26, 2011 and filed pursuant to Canadian securities laws and available on www.sedar.com. The Pre-Feasibility Study, which provided updated capital and operating cost estimates for a scaled down version of the mine start-up. Phase 1 activities were successful in raising sufficient capital to cover the estimated costs of constructing the mine and processing plant and beginning gold recovery. The plan contemplates the construction of a new leach pad and ponds. Phase 1 also anticipates the startup of heap leach operations to extract gold from partially leached heaps already identified on the Borealis Property. We anticipate that this processing will generate positive operating cash flow necessary to expand operations to achieve our objective of producing in excess of 42,000 ounces per year gold equivalent as provided in the Pre-Feasibility Study design.

Pursuant to the Pre-Feasibility Study, Phase 1 of the Company’s plan is anticipated to cost approximately $12.7 million and to provide cash flows necessary to fund Phase 2. Phase 2 is anticipated to expand the leach pad; mobilize the crushing and mining equipment; construct the permanent gold recovery plant and begin mining in the Borealis Property’s East Ridge open pit. We expect the gross profits and positive cash flow from Phase 2 to provide the capital required to expand the mine to full production. The main activities associated with full production are:

  push back of the Freedom Flats pit exposing high grade oxide gold, development of roads and infrastructure, and
  pre-stripping and development of the remaining oxide reserves.

The expected cash flow generated in Phase 1 and Phase 2 is anticipated to provide the resources needed to continue the exploration required to expand the oxide resources for extending the mine life.

The initial capital estimate need for Phase 1 of the plan is $12.7 million, with any additional funds being used as additional contingency, recruiting, training and overhead. The mine life is estimated at 6 years with additional gold recovery in year 7 with heap wash down. Expansion of the mine life past the initial 6-year estimate is dependent on expanding of current mineralization or the discovery of additional mineralization through additional drilling on the property.

As anticipated in the Company’s plan under the Pre-Feasibility Study, groundbreaking occurred for the construction of the Borealis heap leach mine on June 6, 2011. Loaded carbon sales are expected to begin in October 2011, and full production is anticipated in February 2012.

A successful Borealis Oxide Heap Leach Project is expected to provide the cash required to fulfill the long-term plan to further explore the Borealis Property with the objective of expanding its current mineralization.

The plan for the Borealis Property is based on the Plan of Operations that has been approved by the U.S. Forest Service. The Plan of Operations does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operations was based on the general economic concepts as presented in the Pre-Feasibility Study.

Borealis Property

During the three months ended June 30, 2011, we commenced construction of the Borealis Oxide Heap Leach Project and engaged an independent construction company to construct the Phase 1A heap leach pad, the pregnant and barren processing ponds and the haulage roads. At the date of this report, the pregnant and barren ponds are approximately 50%, onsite electrical installation is approximately 80% complete and the 150,000 gallon water tank is approximately 70% complete.

The Company anticipates construction will be completed late in the second quarter. Construction activities include building new leach pads, ponds, carbon columns, roads and infrastructure. Direct costs of materials, labour, equipment and supplies used in construction activities are capitalized during the period they are incurred. Additionally, certain indirect costs are capitalized in the period of allocation. Interest expense during the construction period is allocated and capitalized in the period it is accrued. For the period ended June 30, 2011, management analyzed interest expense and determined that amounts that would be capitalized under this policy were immaterial and no interest was capitalized.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

Administration and Capital Resource Activities

On May 18, 2011, we closed a public offering of 80,000,000 shares of our common stock at a price of $0.125 per share for aggregate gross proceeds of $10,000,000. As part of the offering, the underwriters were granted an over-allotment option to cover over-allotments, if any. In connection with the closing of the initial offering, one underwriter exercised its over-allotment option in full for an additional 6,000,000 shares of our common stock at $0.125 per share for additional gross proceeds of $750,000. On May 24, 2011, the second underwriter exercised their over-allotment option in part for an additional 3,060,000 shares of our common stock at a price of $0.125 per share for additional gross proceeds of $382,500. After fulfilling the over-allotment options, we issued a total of 89,060,000 shares and received $9.6 million in net proceeds to the Company.

During the quarter ended June 30, 2011, we announced that Ted R. Sharp of Sharp Executive Associates has joined our team as Interim Chief Financial Officer. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Mr. Sharp replaced the previous Interim Chief Financial Officer, Mr. Matthew A. Fowler, also of Sharp Executive Associates.

Fiscal 2011 Plan of Operations

Our long-term plan is to focus on moving the Borealis Property into production through the development of the Borealis Oxide Heap Leach Project, produce a Scoping Study on the Graben sulphide deposit, and continue exploration in the pediment areas of the Borealis property.

We intend to continue to take all steps necessary to preserve our rights to the Borealis Property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations.

We currently plan to accomplish the following activities for the duration of fiscal 2012, which ends March 31, 2012:

  Complete construction of the Borealis Oxide Heap Leach Project;
  Commence production on the Borealis Oxide Heap Leach Project;
  Execute a drill program to expand the oxide resource within the permitted footprint of the Borealis Property; and
  Execute a drill program on the three anomalies defined in the pediments of the Borealis Property for the purpose of potentially discovering additional oxide and sulphide resources.

Results of Operations

We are currently in construction of the Borealis Oxide Heap Leach Project and currently have no producing mineral properties and thus we had no sales revenue during all reporting periods.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

For the three months ended June 30, 2011, we had a net loss of $583,461 or $0.01 from continued operations and nil from discontinued operations compared to a net loss of $1,028,301 or $0.01 from continued operations and net income of $635,708 or $0.01 from discontinued operations in the same period in the prior year.

Exploration expenses during the quarter ended June 30, 2011 were $90,896, or 16% of our total expenses, compared to $385,639, or 37% of our total expenses in the prior year. The decrease is due to Company resources being directed toward commencement of construction, with a majority of the costs incurred on the property being capitalized as construction in progress.

Management salaries and consulting fees in the quarter ended June 30, 2011 were $233,407 compared to $313,928 compared incurred in the quarter ended June 30, 2010. Total non-cash compensation expense due to the recognition of costs related to stock options was $18,508 compared to $40,139 in the quarter ended June 30, 2010. Management salaries and consulting fees during the quarter decreased due to lower consulting fees and the capitalization of engineering staff salaries as part of construction in progress. General and administrative costs increased by $200 over the prior years first quarter. Legal and audit fees for the period were $74,147 compared to $57,413. These costs increased due to the level of legal filings surrounding the exercise of the option to reduce the royalty and the increased activities in completing financing activities to fund the construction. Travel and accommodation costs during the quarter ended June 30, 2011 were $50,473, compared to $33,538 expended on travel in the prior year’s comparable quarter. The increase in travel and entertainment cost is due primarily to travel costs incurred associated with the increased corporate activity.

Interest expense was $19,811 in the quarter ended June 30, 2011 compared to $593 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty that was satisfied during the most recent quarter.

Liquidity and Capital Resources

Our principal source of liquidity is cash that is raised by way of sale of common stock from treasury and other equity instruments, debt instruments or forms of securities.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. During the quarter ended June 30, 2011, the Company was successful in raising a net of $9,869,741 in cash from financing activities, had cash on hand of $7,222,967 at the close of the quarter and added an additional $3,000,000 CAD in cash from debt financing subsequent to the end of the quarter, see “Subsequent Events” below.. These funds are earmarked to complete the construction of the Company’s Borealis Oxide Heap Leach Project, see “Business Objectives” above, and will allow the Company to add supplementary mining equipment to reduce production costs and provide funds for general and administrative expenses for the Company until the mine generates positive cash flows from anticipated production. There can be no assurance that the Company will achieve profitability or positive cash flow. If possible future revenues do not result in positive cash flow, and management is unable to raise additional capital, the Company will not be able to meet its obligations and may have to suspend or cease operations. No assurance can be given that the Company will be successful in raising additional capital on terms acceptable to the Company, if at all. The Company has an accumulated deficit of $38,534,262 as at June 30, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, the Company does not have sufficient cash on hand to fund normal operations for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Royalty Obligations

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate would be fixed at 5%, versus the then current uncapped variable rate. Payment upon exercise was $1,750,000 in cash, 7,726,250 shares of our common stock (subject to obtaining approval from the TSX) and a three-year, $1,909,500 note payable bearing interest at 5% per annum. The option period could be, and was, extended for an additional six months for a payment of $125,000 that was settled through the issuance of shares of our common stock. On February 12, 2010, we entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010, including an extension of the condemnation period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement we agreed to pay $150,000 to Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994 (which we refer to as the Cavell Trust), Hardrock Mining Company and John W. Whitney (the “Lessors”) comprised of cash in the amount of $25,000 and shares of our common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000.

On February 22, 2011, the option agreement was amended by agreement of the parties. The amended option agreement extended the option on a month-to-month basis for up to six months beginning February 22, 2011 in consideration of $25,000 per month payable by us to the Lessors. Under the terms of the amended option agreement, we agreed to exercise the option and fix the net smelter return royalty at 5% on the tenth business day following the closing of any offering by us to raise $8 million or more. In consideration of these amended terms, the Lessors agreed to accept a two year, 5% promissory note in the principal amount of $1.6 million in lieu of a portion of the original $1,750,000 cash payment that would have been due upon exercise of the option. Upon exercise of the option, we agreed to pay the Lessors:

(a)	$150,000 in cash,
(b)	promissory notes totaling $1.6 million bearing interest at 5% per annum,
(c)	5,000,000 shares of common stock at an agreed value of $0.40 per share, subject to approval of the TSX, and
(d)	convertible promissory notes totaling $3 million bearing interest at 5% per annum.

On May 20, 2011, we agreed to an amendment to the option terms and exercised the option to fix the net smelter royalty at 5%. Under the terms of the amended option agreement, we paid the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the Lessors upon execution of the Option Agreement) as follows:

(a)	$150,000 in cash;
(b)	7,726,500 shares of common stock at an agreed value of $0.40 per share (fair value $0.14, $1,081,675);
(c)	5% promissory notes in the aggregate principal amount of $1,600,000, due May 20, 2013, with installment payments due upon commencement of production on the Borealis property; and
(d)

5% convertible notes in the aggregate principal amount of $1,909,500, due May 20, 2014, convertible into shares of our common stock at $0.70 per share through May 20, 2012, $0.80 per share through May 20, 2013 and $0.90 per share through May 20, 2014.

At June 30, 2011, we had working capital of $5,952,435 with an expected average cash expenditure rate of $3,000,000 per month during the construction phase and we reduce once construction has been completed. Coverage of any shortfall in working capital prior to production beginning will be covered by the funds from our subsequent debt financing, completed on July 27, 2011, and, if necessary, but other financings. This level of spending activity is subject to change based upon completion of construction, production startup and other cost factors related to normal company operations. We anticipate first shipments of gold-empregnated carbon late in the second quarter and revenues from gold in the first part of the third quarter. Current assets consisted of $7,222,967 in cash, $32,500 in accounts receivable, and $122,151in prepaid expenses. We had $1,319,100 in accounts payable and accrued liabilities, and $106,183 in the current portion of the long-term debt.

During the three months ended June 30, 2011, we used cash in operating activities of $449,184, which included our net loss during the quarter of $583,461, off-set by depreciation of $3,509, non-cash compensation of $18,508, a gain in ARO accretion of $3,046 and changes in non-cash working capital of a $2,068 decrease in accounts receivable, a $150,863 increase in accounts payable, and a $565 increase in prepaid expenses.

We used cash from investing activities of $3,068,560, including $2,000,000 to increase the reclamation bond, $51,552 to purchase equipment, $844,983 of payments on construction in progress, $175,000 payment to amend the royalty option as described above, and $2,975 proceeds from a small note receivable.

We received cash from financing activities of $9,869,741, including $11,068,362 from the sale of common shares, $13,177 in share issue costs, and $1,185,444 in public offering costs for the quarter ended June 30, 2011. Cash increased during the period by $6,385,510 to $7,222,967 as at June 30, 2011.

Updated share capital as at August 12, 2011:

Basic Common Stock Issued and Outstanding	193,769,882
Warrants, Options and other Convertible Securities	23,081,542
Fully Diluted Common Stock	216,851,424

Subsequent Events

On July 27, 2011, the Company announced that it has closed a $3,000,000 CAD private placement of units at a price of $1,000 CAD per Unit. The offering was conducted by a lead agent in Canada and by a U.S. agent in the United States. Each Unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 warrants. Each Warrant entitles the holder thereof to purchase one common share in the capital of the Company at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

Critical Accounting Policies and Estimates

Please see the notes to our audited financial statements included in our 10-K for the fiscal year ended March 31, 2011 for a complete list of our critical accounting policies and estimates.

Recent Accounting Pronouncements

Please see the notes to our unaudited financial statements for a complete list of recent accounting pronouncements.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the period covered by this report management has identified one area of the Company’s internal control over financial reporting that contains a material weakness and is taking action to remedy and remove the weakness in its internal control over financial reporting:

A recalculation of the Company’s Asset Retirement Obligation (“ARO”) was not timely performed at the close of the quarter ended June 30, 2011. The ARO is based largely upon the number of acres disturbed by the Company’s exploration, construction and mining activities, as they occur. The majority of the construction site was disturbed as planned during the quarter, and while this was not typical as compared to prior periods, should have prompted a recalculation of the ARO. The Company’s financial management and staff were actively handling multiple high priority and material activities during the time that a new ARO calculation should have been recorded, and the ARO requirement was overlooked in initial preparation of the Company’s financial closing workpapers. The ARO calculation was completed prior to completion of the financial statements and notes, and the recording of the ARO affected the balance sheet by increasing the carrying amount of the property, plant and equipment and the ARO liability by $1,952,873 and there was no adjustment to income.

Management’s plan for remediation: The ARO process is relatively new to the Company, being first applied at the conclusion of the prior fiscal year. At that time, the Company created an exemplary model to calculate, accrete and depreciate the ARO asset and liability. Financial management has added the ARO analysis to its regular closing checklist and the calculation will be performed concurrent with the balance of the regular closing activities in future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has not been involved in any new legal proceedings during the three period ended June 30, 2011. For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 30, 2011.

Item 1A. Risk Factors and Uncertainties

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2011 which was filed with SEC on June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, all transactions in which we have offered and sold securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended have been reported on current reports on Form 8K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 10.1	Amendment to Mining Lease, dated effective May 20, 2011, incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 31, 2011

Exhibit 31.1	Certification of John L. Key, Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Ted R. Sharp, Interim Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of John L. Key, Chief Executive Officer and Principal Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.2	Certification of Ted R. Sharp, Interim Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By: /s/ John L. Key
       John L. Key
       Chief Executive Officer
       (On behalf of the registrant and as
       Principal executive officer)

       Date: August 12, 2011

By: /s/ Ted R. Sharp
       Ted R. Sharp
       Interim Chief Financial Officer
       (On behalf of the registrant and as
       Principal financial and accounting officer)

       Date: August 12, 2011