Form 10-Q
period 2011-09-30
GRYPHON GOLD CORP
filed 2011-11-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
For the quarterly period ended September 30, 2011

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

[X] Yes [  ] No

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

Yes [X] No [  ]

Number of common shares outstanding at November 14, 2011: 193,769,882

GRYPHON GOLD CORPORATION
September 30, 2011

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gryphon Gold Corporation
Consolidated Balance Sheets
(Unaudited) (Stated in U.S. Dollars)

	As at	As at
	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$2,716,799	$837,457
Accounts receivable	56,890	29,892
Note receivable	-	2,975
Prepaid expenses	386,554	122,716
Inventories	638,184	-
Deferred issue costs	296,323	281,278
Total Current Assets	4,094,750	1,274,318
Property, plant and equipment	16,904,436	2,760,330
Deposit on plant	620,703	-
Reclamation bonds	2,259,393	225,893
Total Assets	$23,879,282	$4,260,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,957,463	$397,106
Current portion of the long term debt	265,208	-
Notes payable, net of discount	2,855,220	-
Total Current Liabilities	5,077,891	397,106

Asset retirement obligation	2,024,215	51,300
Long-term debt	3,244,292	-
Total Liabilities	10,346,398	448,406

Commitments & contingencies [note 15]

Stockholders' Equity
Common stock	193,770	96,984
Additional paid-in capital	52,677,837	41,665,952
Accumulated deficit	(39,338,723)	(37,950,801)
Total Stockholders' Equity	13,532,884	3,812,135
Total Liabilities & Stockholders' Equity	$23,879,282	$4,260,541

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Continuing operations:
Exploration	$4,358	$192,789	$95,254	$578,429
Management salaries & consulting fees	238,761	228,203	472,168	542,131
General and administrative	234,577	208,098	374,610	347,931
Legal and audit	66,853	126,408	141,000	183,821
Travel and accommodation	42,788	35,755	93,261	69,293
Depreciation	13,953	14,213	17,462	27,622
Asset retirement obligation accretion	16,996	-	16,996	-
Foreign exchange loss	123,545	5,806	94,796	16,738
Interest income	(3,161)	(1,906)	(3,227)	(2,006)
Interest expense, net of capitalized interest	65,791	280	85,602	873
Unrealized loss on securities	-	-	-	104,293
Realized (gain) loss on sale of securities	-	2,656	-	(28,521)
Loss for the period from continuing operations	(804,461)	(812,302)	(1,387,922)	(1,840,604)

Discontinued operations:
Loss from discontinued operations	-	-	-	(18,241)
Gain on sale of discontinued operations	-	-	-	653,949
Income from discontinued operations	-	-	-	635,708

Net loss for the period	$(804,461)	$(812,302)	$(1,387,922)	$(1,204,896)

Basic and diluted income (loss) per share:
Loss from continuing operations	Nil	$(0.01)	$(0.01)	$(0.02)
Income from discontinued operations	Nil	Nil	Nil	0.01
Total loss per share	Nil	(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	168,282,997	88,620,186	168,299,718	87,653,800

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited) (Stated in US Dollars)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
	#
Balance, March 31, 2010	86,033,774	$86,034	$39,585,228	$(35,202,910)	$4,468,352
Shares issued:
For private placements	7,964,429	7,964	1,500,593	—	1,508,558
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	550,000	550	125,950	—	126,500
Share issue costs	—	—	(104,729)	—	(104,729)
Settlement of accounts payable	436,929	437	59,563	—	60,000
Fair value of restricted stock units granted	275,000	275	41,923	—	42,198
Fair value of options granted	—	—	142,212	—	142,212
Exercise of warrants	223,500	224	46,712	—	46,935
Net loss for the period	—	—	—	(2,747,891)	(2,747,891)
Balance, March 31, 2011	96,983,632	96,984	41,665,952	(37,950,801)	3,812,135
Shares issued:
For public offering	89,060,000	89,060	10,979,302	—	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	—	1,081,675
Share issue costs	—	—	(13,177)	—	(13,177)
Public offering costs	—	—	(1,466,723)	—	(1,466,723)
Fair value of options granted	—	—	98,652	—	98,652
Fair value of warrants issued on debt	—	—	339,882	—	339,882
Net loss for the period	—	—	—	(1,387,922)	(1,387,922)
Balance, September 30, 2011	193,769,882	$193,770	$52,677,837	$(39,338,723)	$13,532,884

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Six months ended	Six months ended
	September 30,	September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss for the period	$(1,387,922)	$(1,204,896)
Items not involving cash:
Depreciation	17,642	27,622
Asset retirement obligation accretion	16,996	-
Write down of accrued liability	-	(124,008)
Share based compensation	98,651	99,210
Amortization of debt offering costs	65,409	-
Amortization of notes payable discount	69,376
Non-cash interest expense on discontinued operations		10,364
Unrealized gain on foreign exchange	31,099	-
Realized (gain) on sale of securities	-	(28,521)
Unrealized (gain) on sale of securities		104,293
Gain on sale of discontinued operations	-	(653,949)
Changes in non-cash working capital items:
Accounts receivable	(26,998)	29,960
Accounts payable and accrued liabilities	363,297	(313,857)
Inventories	(638,184)	-
Prepaid expenses	(263,838)	(10,040)
Cash provided by (used) in operating activities	(1,654,472)	(2,063,822)

INVESTING ACTIVITIES
Reclamation bonds purchased	(2,033,500)	(54,578)
Option payment received	-	100,000
Purchase of equipment	(595,618)	(58,307)
Payments on construction in progress	(5,567,464)	-
Deposits on ADR plant	(620,703)
Cash received from sale of discontinued operations	-	2,250,000
Mineral property expenditures	(79,512)	(11,003)
Option payment to amend and reduce royalty	(175,000)	(150,000)
Proceeds from sales of held for trading securities	-	116,195
Proceeds from note receivable	2,975	4,757
Cash used in investing activities	(9,068,822)	2,197,064

FINANCING ACTIVITIES
Proceeds from notes payable	3,169,514	-
Shares and warrants issued for cash net of offering costs	11,068,362	200,000
Share issue costs	(13,177)	(12,486)
Public offering costs	(1,185,444)	-
Debt offering costs	(405,520)	-
Cash provided by financing activities	12,633,735	187,514

Effect of foreign exchange on cash	(31,099)	-
Increase in cash during the period	1,879,342	320,756
Cash, beginning of period	837,457	937,056
Cash, end of period	$2,716,799	$1,257,812

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company (collectively, “Gryphon Gold” or “the Company”). The Company has historically reported as an exploration and development company. On June 6, 2011, the Company began constructing an oxide heap leach mine and related processing facility on its Borealis property (the “Borealis Oxide Heap Leach Project”). During to the period ended September 30, 2011, the Company commenced mining operations, and management has determined the Company is no longer in the exploration/development stage. Accordingly, the Company has ceased its financial reporting in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities,” during the three months ended September 30, 2011.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. During the quarter ended June 30, 2011, the Company was successful in raising a net of $9,869,741 in cash from financing activities, and in the quarter ended September 30, 2011, the Company added an additional $3,169,514 in cash from a debt financing and as of September 30, 2011, had cash on hand of $2,716,799. These funds are earmarked to complete the construction of the Company’s Borealis Oxide Heap Leach Project and the Adsorption, Desorption, Recovery Plant (the “ADR”). Additional financing will be required to complete the ADR and provide working capital until cash from sales of gold begins to flow to the Company. Management is conducting negotiations with multiple parties to obtain the needed financing. If future revenues do not result in positive cash flow, and management is unable to raise additional capital, the Company will not be able to meet its obligations and may have to suspend or cease operations. No assurance can be given that the Company will be successful in achieving profitability, generating positive cash flow or raising additional capital through placements of debt or equity The Company has an accumulated deficit of $39,338,723 as at September 30, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, the Company does not have sufficient cash on hand to fund normal operations for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets is dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of properties. The timing of such events occurring, if at all, is not yet determinable. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per share

Loss per common share is determined based on the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of diluted stock options and warrants classified as equity instruments are applied to repurchase common shares at the average market price for the period.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Loss per share, continued:

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

Fair value measurements

Accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, reclamation bond, long-term debt and notes payable. The table below sets forth our assets and liabilities measured at fair value, on a recurring basis and the fair value calculation input hierarchy level that management has determined applies to each asset and liability category.

	Balance September 30,	Balance March 31,	Input
	2011	2011	Hierarchy level

Cash and cash equivalents	$2,716,799	$837,457	Level 1
Reclamation bonds	$2,259,393	$225,893	Level 1

The long-term debt and notes payable, less discount, are measured on a recurring basis and their fair values approximated their carrying amount at September 30, 2011.

Inventories

Ore on Heap Leach Inventory

The Company records gold in process, gold doré and gold in concentrate form at average cost, less provisions required to reduce inventory to market value. Average cost is calculated based on the cost of inventory at the beginning of a period, plus the cost of inventory produced in a period. Costs capitalized to in process and finished goods inventory include the cost of ore processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, plant and equipment; and local mine administrative expenses.

Supplies Inventory

Mine operating supplies are recorded at the lower of purchase cost or market value. The Company records provisions to reduce inventory to net realizable value to reflect changes in economic factors that impact inventory value or to reflect present intentions for the use of slow moving and obsolete supplies inventory.

Reclassifications

Certain comparative figures have been reclassified to conform to the current quarter presentation.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

3. NEVADA EAGLE RESOURCES LLC

On August 21, 2007, Gryphon Gold closed the acquisition of Nevada Eagle Resources LLC (“Nevada Eagle”). On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. (“Fronteer”) for $4,750,000. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold's obligations under a convertible note, which was retired. In addition, Gryphon Gold retained the Copper Basin property located in Idaho. The Company recognized a gain of $653,949 in connection with the sale. The Company completed the sale of Nevada Eagle during the six months ended September 30, 2010; Nevada Eagle’s results have been classified and presented as Discontinued Operations.

4. INVENTORIES

The recovery of gold and silver from certain oxide ores is achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold or silver contained in the ore. The resulting “pregnant” solution is further processed in a plant where gold and silver are recovered. For accounting purposes, costs are added to ore on leach pads based on current mining and leaching costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold or silver on the leach pad.

Estimates of recoverable gold or silver on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold or silver placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold or silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold or silver from a leach pad will not be known until the leaching process is concluded. The quantification of ore inventory on the leach pad is based on estimates of the quantities of gold or silver at each balance sheet date that the Company expects to recover during the next 12 months.

At September 30, 2011, our inventories were as follows:

September 30, 2011
Ore inventory on leach pad	$483,088
Supplies inventory	155,096
Total inventory costs	$638,184

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

During the six months ended September 30, 2011, the Company acquired assets in connection with the construction of the Borealis Heap Leach Oxide Project. The Company also began construction of the ADR plant through the debt financing that was completed on July 27, 2011.

	September 30, 2011
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$7,448,501	$-	7,448,501
Borealis asset retirement obligation	2,004,173	-	2,004,173
Plant	167,114	-	$167,114
Equipment	769,288	249,165	520,123
Construction in progress	6,764,525	-	6,764,525
Property, plant and equipment total costs	$17,153,601	$249,165	$16,904,436
	The majority of these assets will be amortized using units of production once place in service

	March 31, 2011
		Accumulated
	Cost	Depreciation	Net Book Value
Equipment	$340,963	$231,702	$109,261
Mineral properties	2,651,069	-	2,651,069
Property, plant and equipment total costs	$2,992,032	$231,702	$2,760,330

On June 6, 2011, the Company commenced construction of Phase 1A of the Borealis Oxide Heap Leach Project, of which $6,764,525 was incurred during the six months ended September 30, 2011. The majority of construction of Phase 1A was completed late in the second quarter. Construction activities included building a new leach pad, barren and pregnant solution ponds, carbon columns, roads and infrastructure. Direct costs of materials, labor, equipment and supplies used in construction activities are capitalized during the period they are incurred. Additionally, certain indirect costs are capitalized during the period. Interest expense of $164,902 was capitalized during the period ended September 30, 2011 in construction in progress.

6. RECLAMATION BONDS

At September 30, 2011 and March 31, 2011, reclamation bonds and deposits were as follows:

	September 30,	March 31,
	2011	2011
Reclamation bonds & deposits	$2,259,393	$225,893
Total	$2,259,393	$225,893

On September 30, 2011 the Company had $2,250,385 (March 31, 2011 - $216,885) on deposit to support performance bonds with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $9,008 (March 31, 2011 - $9,008), which partially supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest Service reclamation bonds were increased during the six months ended September 30, 2011, by $2,033,500. This bond is required in connection with the construction of the Borealis Oxide Heap Leach Project and perform infill drilling.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

7. NOTES PAYABLE

On July 27, 2011, the Company closed a $3.17 million debt offering of units (“Units”) of the company (the “Offering”). The Offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each Unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 (the "Debentures") and 1,500 warrants (the "Warrants"). Each Warrant entitles the holder thereof to purchase one common share of the Company at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

The Debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31, commencing on September 30, 2011. The Debentures will mature 12 months from the closing date of the Offering. Acumen and Roth Capital were paid a cash commission of 6% of the gross proceeds of the Offering and received 112,500 warrants each exercisable at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

The fair value of the warrants issued to note holders and brokers was $383,670, which was calculated using Black-Scholes model with a risk free interest rate of 0.30%, volatility of 86.59%, 549 days expected term and an exercise and market price of $0.20 per share. This valuation was recorded as a discount to the notes payable and will be amortized over the twelve-month term of the notes and as at September 20, 2011 $69,376 had been amortized and charged to interest expense.

8. DEBT OFFERING COSTS

The debt offering costs in connection with the notes payable [See Note 7] totaled $405,520 paid in cash, of which $43,788 was accounted for in additional paid in capital, netting $361,732 in debt offering costs. These costs will be amortized over the twelve-month term of the notes and as at September 30, 2011, $65,409 was amortized and charged to interest expense.

9. ASSET RETIREMENT OBLIGATION

At September 30, 2011, and March 31, 2011, our asset retirement obligation was as follows:

	Six	Year
	months	ended
	ended	March 31,
	September 30,	2011
	2011
Asset retirement obligation , beginning of period	$51,300	-
Incurred	1,928,733	$48,254
Accretion	20,042	3,046
Additions and changes in estimates	24,140	-
Settlements	-	-
Asset retirement obligation, end of period	$2,024,215	$51,300

The asset retirement obligation at March 31, 2011 was calculated based on responsibilities the Company had to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation at September 30, 2011 includes the Company’s estimate of reclamation costs for Phase 1A of the Borealis Heap Leach Project. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 2% to 4% from the time the Company incurred the obligation to the time it is expected to pay the retirement obligation.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

10. OPTION TO REDUCE ROYALTY

Effective May 20, 2011, the Company exercised the option to fix the Net Smelter Return (NSR) royalty on its Borealis property at 5%. In August 2008, Gryphon and its wholly-owned subsidiary, Borealis Mining Company, entered into an option agreement with the lessors of the Borealis property to amend the mining lease for the Borealis Property to fix the gold price based sliding scale royalty at a 5% Net Smelter Royalty.

Under the terms of the option agreement, as amended, Gryphon exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the lessors upon execution of the option agreement) as follows:

(a)	$150,000 in cash;

(b)

7,726,500 shares of common stock at an agreed value of $0.40 per share (an agreed value of $3,090,500, and a fair value of $1,081,675 based on the market price of the Company’s common shares at the date the option was exercised);

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

Accordingly, at September 30, 2011 and at March 31, 2011, the Company’s mineral properties include the following payments made to the Borealis Property lessors:

	Six months	Year
	ended	ended
	September 30,	March 31,
	2011	2011
Balance, beginning of period	$760,903	$560,903
Cash paid	175,000	200,000
Promissory notes payable	1,600,000	-
Convertible notes payable	1,909,500	-
Common stock issued	1,081,675	-
Balance, end of period	$5,527,078	$760,903

11. LONG TERM DEBT

In connection with the exercise of the option to reduce the royalty [note 10], the Company entered into a series of convertible and promissory notes.

Promissory notes

The promissory notes bear interest at 5% per annum payable monthly. Principal installments are due monthly, commencing on the date in which Borealis Mining is required to commence production royalty payments. Payments on the notes are interest only until production commences. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the notes as of September 30, 2011 is $1,600,000 and interest payable of $6,575 was paid on October 1, 2011.

Convertible notes

The convertible notes bear interest at 5% per annum payable monthly. Monthly payments on the notes are interest only for a period of 12 months from the commencement of the construction of the mine. Subsequent to the twelvemonth period, the notes are payable in monthly installments of principal and interest. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. The aggregate balance due on the notes as of September 30, 2011 is $1,909,500 and interest payable of $7,847 was paid on October 1, 2011.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

12. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On May 20, 2011, the Company issued 7,726,250 common shares in connection with the exercise of the option to reduce the royalty [Note 10]. The shares were valued at $1,081,675, which was based upon the market value of the shares on the date of exercise.

On May 24, 2011, the Company issued 89,060,000 common shares in connection with a public offering for net cash proceeds of $9,601,639, after offering costs of $1,466,723.

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at September 30, 2011:

Warrants Outstanding and Exercisable
Warrants	Avg Remaining	Exercise Price	Expiry Date
	Life in Years
5,448,677	0.4	$0.25	February 18, 2012
732,215	0.7	$0.21	June 16, 2012
3,250,000	1.2	$0.30	January 21, 2013
4,725,000	1.2	$0.20	January 27, 2013
2,226,500	2.1	$0.30	November 13, 2013
16,382,392	1.1	$0.25

[c]	Stock options:

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company’s total employees are relatively few in number and turnover is considered minimal, therefore the Company currently estimates forfeitures to be 20%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis over the requisite service period.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30.	September 30,	September 30,
	2011	2010	2011	2010
Management salaries	$80,143	$59,071	$91,330	$99,210
Consulting expense	-	-	7,321	-
Total	$80,143	$59,071	$98,651	$99,210

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued a consultant, above) for the six months ended September 30, 2011:

	Number of Stock	Weighted Average
	Options	Exercise Price
Outstanding, April 1, 2011	4,917,500	$0.42	*
Granted	1,655,000	$0.26
Forfeited	(245,000)	$0.83	*
Total outstanding at September 30, 2011	6,327,500	$0.35	*
Vested and exercisable at September 30, 2011	5,086,250	$0.35	*

* Based on the September 30, 2011 exchange rate of Cdn$1 equals US$0.954.

During the six months ended September 30, 2011 the total value of options granted was $313,522 of which $97,534 was expensed.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

12. CAPITAL STOCK, CONTINUED:

Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	Six months	Six months
	ended	Ended
	September 30, 2011	September 30, 2010

Dividend yield	0%	0%
Expected volatility	87%-112%	99% -119%
Risk free interest rate	0.31%-0.78%	0.52% -1.62%
Expected lives	1.5-3 years	2-3 years

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

[d]	Restricted stock units (“RSUs”):

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

The following table summarizes information about RSUs outstanding as at September 30, 2011:

	RSUs	RSUs	RSUs	RSUs	Weighted
	Granted	Vested	Forfeited	Cancelled	Average
				and Cash in	Fair Value
				lieu of	at Grant
				issued	Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at September 30, 2011 .	1,116,170	940,920	132,750	42,500	—

All issued restricted stock units have vested.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

13. COMMITMENTS & CONTINGENCIES

[a]	A portion of the Borealis Property is subject to a mining lease. The Company is required to make advanced royalty payments of $9,869, adjusted annually based on the Consumer Price Index, for the duration of the lease term. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The mining lease expired on January 24, 2009, but was and is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property.

[b]	The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a two year term. The following are the remaining rental lease commitments in relation to the office leases:

September 30,
FY2012	$60,165
FY2013	107,130
FY2014	67,447
FY2015	9,907
Total	$244,649

[c]	Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding from time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

14. SUBSEQUENT EVENTS

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended September 30, 2011, the Company had no such specified health and safety violations, orders or citations, and paid no penalties to the MSHA and there were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

On October 22, 2011, a worker was injured at the Borealis oxide gold heap leach worksite. The Company took immediate actions to mitigate risks of future actions and terminated 3 employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. No such penalty or fine has yet been proposed. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended September 30, 2011 and 2010, the Company engaged in the following non-cash investing and financing activities:

	September 30, 2011	September 30, 2010
Issuance of 7,726,500 shares at a fair value of $0.14 per share related to exercise of the option to fix the royalty at 5%	$1,081,675	-
Promissory and convertible notes issued related to exercise of the option to fix the royalty at 5%	3,509,500	-
Capitalized construction in progress purchased with accounts payable	1,197,060
Debt offering costs paid by issuing 18-month warrants at a grant date exercise price of $0.20 per warrant	383,670
Shares issued for settlement of accounts payable	-	$60,000

Extinguishment of note payable by sale of discontinued operations	-	2,180,587

Share consideration paid to former owners of discontinued operations		270,000

A Black-Scholes model was utilized to determine a fair value of $383,670 for the warrants issued during the six months ended September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

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
  title disputes or claims;
  operational risks related to mining hazards, worker safety, employee matters and labor;
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

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

Overview

Business Objectives

Gryphon Gold is in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the State of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold from deposits, beginning with our Borealis property, located in Nevada’s Walker Lane Gold Belt (the “Borealis Property”). The development and extraction may be performed by us or by potential partners. We will also consider the acquisition and exploration of other potential gold bearing properties within Nevada or areas that have a similar political risk profile.

The business plan for the Borealis Property is to develop, operate and efficiently produce gold and silver from indentified leachable oxide reserves and to further expand and develop the significant sulphide resource through exploration, metallurgical design and project permitting and development. The successful development of the Borealis Oxide Heap Leach Project is anticipated to provide the revenue that would allow for the further development of the Borealis Property. The Borealis Property consists of unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, from which there was production in the past. The Borealis Property is a property that we believe has excellent potential exploration targets as defined by past exploration success, geophysical targets and past successful mining.

On April 25, 2011, we released an updated pre-feasibility study entitled “NI 43-101 Pre-Feasibility Study Update of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated April 25, 2011, (the “Pre-Feasibility Study”), which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on April 26, 2011 and filed pursuant to Canadian securities laws and available on www.sedar.com. The Pre-Feasibility Study provided updated capital and operating cost estimates for a scaled down version of the mine start-up.

The Company raised capital for Phase 1 activities to construct the mine and processing plant and begin gold recovery; however, additional financing will be required to complete the ADR and fund operations until cash from sales of gold begins to flow to the Company. Management is conducting negotiations with multiple parties to obtain the needed financing.

The plan contemplates the completion of construction of a new leach pad and ponds. Phase 1 also anticipates the startup of heap leach operations to extract gold from partially leached heaps already identified on the Borealis Property. We anticipate that this processing will generate positive operating cash flow necessary to expand operations to achieve our objective of producing in excess of 42,000 ounces per year gold equivalent as provided in the Pre-Feasibility Study design.

Phase 1 of our plan was projected to cost approximately $12.7 million and to provide cash flows necessary to fund Phase 2. As at September 30, 2011, we had accumulated approximately $11.7 million for Phase 1, corporate costs and production costs. Subsequent to the reporting period we have accumulated costs exceeding the $12.7 million as we have moved into production and have not yet received revenues from loaded carbon sales. Phase 2 is anticipated to expand the leach pad; mobilize the crushing and mining equipment; construct the permanent gold recovery plant and begin mining in the Borealis Property’s Borealis open pit. We expect the gross profits and positive cash flow from Phase 2 to provide the capital required to expand the mine to full production. The main activities associated with full production are:

  development of roads and infrastructure, and
  pre-stripping and development of the remaining oxide reserves
  Efficient mining and processing of 2 million tons of ore per year
  Processing of pregnant solutions from heap leach operations to produce gold and silver doré

The expected cash flow generated in Phase 1 and Phase 2 is anticipated to provide the resources needed to continue the exploration required to expand the oxide resources for extending the mine life.

The mine life is estimated at 6 years with additional gold recovery in year seven with heap wash down. Expansion of the mine life past the initial 6-year estimate is dependent on the expansion of current mineralization or the discovery of additional mineralization through additional drilling on the property.

As anticipated in our plan under the Pre-Feasibility Study, groundbreaking occurred for the construction of the Borealis heap leach mine on June 6, 2011. Deliveries of loaded carbon to Just Refiners, Inc. of Reno, NV began on October 13, 2011. Full production is anticipated in March 2012.

A successful Borealis Oxide Heap Leach Project is expected to provide the cash required to fulfill the long-term plan to further explore the Borealis Property with the objective of expanding its current known mineralization.

The plan for the Borealis Property is based on the Plan of Operations approved by the U.S. Forest Service. The Plan of Operations does not present an economic analysis, and we have not placed any information in the Plan of Operations regarding capital expenditures, operating costs, ore grade, anticipated revenues, or projected cash flows. The Plan of Operations was based on the general economic concepts as presented in the Pre-Feasibility Study.

Borealis Property

During the quarter ended September 30, 2011, we completed construction of new leach pads, ponds, carbon columns, roads and infrastructure. Direct costs of materials, labor, equipment and supplies used in construction activities are capitalized during the period incurred. Additionally, certain indirect costs are capitalized in the period of allocation. Interest expense during the construction period is allocated and capitalized in the period it is accrued. Loading of the leach pads began in early September and the leaching process began on September 26, 2011.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 30, 2011.

Administration and Capital Resource Activities

On May 18, 2011, we closed a public offering of 80,000,000 shares of our common stock at a price of $0.125 per share for aggregate gross proceeds of $10,000,000. As part of the offering, the underwriters were granted an over-allotment option to cover over-allotments. One underwriter exercised its over-allotment option in full for an additional 6,000,000 shares of our common stock at $0.125 per share for additional gross proceeds of $750,000. On May 24, 2011, the second underwriter exercised its over-allotment option in part for an additional 3,060,000 shares of our common stock at a price of $0.125 per share for additional gross proceeds of $382,500. After fulfilling the over-allotment options, we issued 89,060,000 shares and received $9.6 million in net proceeds.

On July 27, 2011, we closed a $3,169,514 debt offering (the “Offering”) of units (“Units”) at a price of $1,000 CAD per Unit. The Offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each Unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 (the "Debentures") and 1,500 warrants (the "Warrants"). Each Warrant entitles the holder thereof to purchase one common share in the capital of the Company at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

The Debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2011. The Debentures will mature 12 months from the closing date of the Offering. Acumen and Roth Capital were paid a cash commission of 6% of the gross proceeds of the offering and received 112,500 warrants each exercisable at a price of $0.20 USD per share. The Warrants expire on January 27, 2013.

Fiscal 2012 Plan of Operations

Our long-term plan is to focus on the Borealis Property production through the Borealis Oxide Heap Leach Project. To further advance the Borealis Property, we expect to continue exploration in the pediment areas of the Borealis Property.

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

We currently plan to accomplish the following activities for the duration of fiscal 2012, which ends March 31, 2012:

  Execute a drill program to further delineate and expand the oxide resource within the permitted footprint of the Borealis Property; and

  Complete construction of the Adsorption, Desorption and Recovery Plant (ADR) and commence the production of dore’;

  Begin construction of Phase 1B elements, primarily the leach pad expansion.

Results of Operations

As of September 30, 2011 we are completing construction of the Borealis Oxide Heap Leach Project and had no producing mineral properties. Thus, we had no sales revenue during all reporting periods.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

For the three months ended September 30, 2011, we had a net loss of $804,461 or nil per share from continuing operations compared to a net loss of $812,302 or $0.01 per share from continuing operations in the same period in the prior year.

Exploration expenses during the quarter ended September 30, 2011 were $4,358 or 0.5% of our total expenses compared to $192,789 or 24% of our total expenses in the same period in the prior year. The decrease is due to Company resources being directed toward commencement of construction, with a majority of the costs incurred on the property being capitalized as construction in progress.

Management salaries and consulting fees in the quarter ended September 30, 2011 were $238,761 compared to $228,203 incurred in the quarter ended September 30, 2010. Total non-cash compensation expense due to the recognition of costs related to stock options was $80,143 in the quarter ended September 30, 2011 compared to the prior year’s fiscal second quarter of $59,170. General and administrative costs increased to $234,577 compared to $208,098 the prior year’s quarter as a result of increased investor relations activity. Legal and audit fees for the period were $66,853, a decrease from the prior year’s quarter of $126,408. These costs decreased due to the capitalization of costs related to legal filings surrounding the financing activities to fund the construction in progress. Travel and accommodation costs during the quarter ended September 30, 2011 were $42,788, compared to $35,755 expended on travel in the prior year’s comparable quarter.

Interest expense, net of capitalized interest, was $65,791 in the quarter ended September 30, 2011 compared to $280 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty and the debt offering completed in July 2011. Subsequent to September 30, 2011, the Company placed the Borealis Oxide Heap Leach Project into production and shipped carbon loaded with gold and silver on October 13, 2011. Under the current agreement we expect to receive settlement and payment for gold and silver in approximately six weeks from the shipping date.

Six months ended September 30, 2011 compared to six months ended September 30, 2010

For the six months ended September 30, 2011, we had a net loss of $1,387,922 or $0.01per share from continued operations and nil from discontinued operations compared to a net loss of $1,840,604 or $0.02 per share from continued operations and net income of $635,708 or $0.01 per share from discontinued operations in the same period in the prior year.

Exploration expenses during the six months ended September 30, 2011 were $95,254, or 6.8% of our total expenses, compared to $578,429 or 31% of our total expenses in the prior year. The decrease is due to Company resources being directed toward commencement of construction, with a majority of the costs incurred on the property being capitalized as construction in progress.

Management salaries and consulting fees in the six months ended September 30, 2011 were $472,168 compared to $542,131 incurred in the 2010 six-month period. Total non-cash compensation expense due to the recognition of costs related to stock options was $98,651 compared to $99,210 in the six months ended September 30, 2010. Management salaries and consulting fees during the quarter decreased due to lower consulting fees and the capitalization of engineering staff salaries as part of construction in progress. General and administrative costs increased by $26,679 over the prior year’s six-month period. Legal and audit fees for the period were $141,000 compared to $183,821. These costs decreased due to the capitalization of costs related to legal filings surrounding the financing activities to fund the construction in progress. Travel and accommodation costs during the six months ended September 30, 2011 were $93,261 compared to $69,293 expended on travel in the prior year’s comparable quarter. The increase in travel and entertainment cost is due primarily to travel costs incurred associated with the increased corporate activity.

Interest expense, net of capitalized interest, was $85,602 in the six months ended September 30, 2011 compared to $873 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty and the debt offering completed in July 2011.

Liquidity and Capital Resources

Our principal source of liquidity is cash raised by way of sale of common stock from treasury and other equity instruments, debt instruments or forms of securities.

Going Concern

The audit opinion for our financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. During the quarter ended June 30, 2011, we were successful in raising a net of $9,869,741 in cash from financing activities, and in the quarter ended September 30, 2011, we added an additional $3,169,514 in cash from a debt financing and currently as of September 30, 2011, had cash on hand of $2,716,799. These funds are earmarked to complete the construction of our Borealis Oxide Heap Leach Project and the Adsorption, Desorption, Recovery Plant (the “ADR”). There can be no assurance that we will achieve profitability or positive cash flow. Additional financing will be required to complete the ADR plant and fund working capital until cash from sales of gold begins to flow to the Company. Management is conducting negotiations with multiple parties to obtain the needed financing. If possible future revenues do not result in positive cash flow, and management is unable to raise additional capital, we will not be able to meet our obligations and may have to suspend or cease operations. No assurance can be given that we will be successful in achieving profitability, generating positive cash flow or raising additional capital through placements of debt or equity. We have an accumulated deficit of $39,338,723 as at September 30, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, we do not have sufficient cash on hand to fund normal operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Royalty Obligations

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000, to amend the Borealis Property mining lease. If exercised, the net smelter return royalty rate would be fixed at 5%, versus the then current uncapped variable rate. Payment upon exercise was $1,750,000 in cash, 7,726,250 shares of our common stock (subject to obtaining approval from the TSX) and a three-year, $1,909,500 note payable bearing interest at 5% per annum. The option period could be, and was, extended for an additional six months for a payment of $125,000 that was settled through the issuance of shares of our common stock. On February 12, 2010, we entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010, including an extension of the condemnation period from August 22, 2010 to August 22, 2011. As consideration for entering into the agreement, we agreed to pay $150,000 to Richard J. Cavell TTTEE F/T Richard J. Cavell Trust dated 02/23/1994 (which we refer to as the Cavell Trust), Hardrock Mining Company and John W. Whitney (the “Lessors”) comprised of cash in the amount of $25,000 and shares of our common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000.

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

At September 30, 2011, we had a negative working capital of $983,141. Current assets consisted of $2,716,799 in cash, $56,890 in accounts receivable, $386,554 in prepaid expenses, $638,184 in inventory, and $296,323 in debt issue costs. We had $1,957,463 in accounts payable and accrued liabilities, $265,208 in the current portion of the long-term debt, and $2,855,220 in notes payable, net of offering costs.

During the six months ended September 30, 2011, we used cash in operating activities of $1,654,472, which included our net loss of $1,387,922, off-set by depreciation of $17,462, asset retirement obligation accretion of $16,997, non-cash compensation of $98,651, amortization of debt finance costs of $65,409, amortization of discount on notes payable of $69,376, unrealized gain on foreign exchange of $31,099. We also experienced changes in non-cash working capital consisting of a $26,988 increase in accounts receivable, a $363,297 increase in accounts payable, an increase in inventories of $638,184, and a $263,839 increase in prepaid expenses.

We used cash from investing activities of $9,068,822, including an increase of $2,033,500 in reclamation bonds, equipment purchases of $595,618, payments on construction in progress of $5,567,464 in cash and $1,197,060 in accounts payable, a $620,703 deposit on ADR plant, mineral property expenditures of $79,512, payment of $175,000 to amend the royalty option as described above, and proceeds of $2,975 from a small note receivable.

We received cash from financing activities of $12,633,735, including proceeds from the debt offering of $3,169,514, proceeds of $11,068,362 from the sale of common shares, net of share issue costs of $13,177, public offering costs of $1,185,444 and debt offering costs of $405,520 for the six months ended September 30, 2011. Cash increased during the period by $1,879,342 to $2,716,799 as at September 30, 2011.

Updated share capital as at November 14, 2011:

Basic Common Stock Issued and Outstanding	193,769,882
Warrants, Options and other Convertible Securities	23,259,892
Fully Diluted Common Stock	217,029,774

Subsequent Events

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended September 30, 2011, the Company had no such specified health and safety violations, orders or citations, and paid no penalties to the MSHA and there were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

On October 22, 2011, a worker was injured at the Borealis oxide gold heap leach worksite. The Company took immediate actions to mitigate risks of future actions and terminated 3 employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. No such penalty or fine has yet been proposed. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

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

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have not been involved in any new legal proceedings during the six-month period ended September 30, 2011. For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2011 filed with the SEC.

Item 1A.	Risk Factors and Uncertainties

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2011 which was filed with Securities and Exchange Commission on June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended September 30, 2011, all transactions in which we offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended we reported on current reports on Form 8K.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	Other Information.

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended September 30, 2011, the Company had no such specified health and safety violations, orders or citations, and paid no penalties to the MSHA and there were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

On October 22, 2011, a worker was injured at the Borealis oxide gold heap leach worksite. The Company took immediate actions to mitigate risks of future actions and terminated 3 employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. No such penalty or fine has yet been proposed. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Item 6.	Exhibits

Exhibit 4.1	Note Indenture, dated July 27, 2011*
Exhibit 4.2	Pledge and Security Agreement, dated July 27, 2011*
Exhibit 4.3	Form of Series P Share Purchase Warrant*
Exhibit 10.1	Form of Debenture and Purchase Agreement*
Exhibit 31.1	Certification of John L. Key, Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Ted R. Sharp, Interim Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of John L. Key, Chief Executive Officer and Principal Executive Officer, pursuant to 18 U.S.C. 1350.
Exhibit 32.2	Certification of Ted R. Sharp, Interim Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

*files as exhibits to the Company’s current report on Form 8-K filed with the SEC on August 1, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date: November 14, 2011

By:	/s/ Ted R. Sharp
Ted R. Sharp
Interim Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date: November 14, 2011