Form 10-Q/A
period 2011-09-30
GRYPHON GOLD CORP
filed 2011-11-21
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

[  ] Yes    [X]  No

Number of common shares outstanding at November 14, 2011: 193,769,882

Explanatory Note

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10−Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011 (“Form 10−Q”), amends the Cover Page of the Form 10-Q to correct a typographical error that incorrectly identified the Reporting Issuer as a “Shell Company”. The Cover Page has been updated accordingly.

No other changes have been made to the Form 10−Q. This Form 10−Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10−Q.

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

*filed as exhibits to the Company’s current report on Form 8-K filed with the SEC on August 1, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ John L. Key
John L. Key
Chief Executive Officer
(On behalf of the registrant and as
Principal executive officer)

Date: November 21, 2011

By:	/s/ Ted R. Sharp
Ted R. Sharp
Interim Chief Financial Officer
(On behalf of the registrant and as
Principal financial and accounting officer)

Date: November 21, 2011