Form 10-Q
period 2011-12-31
GRYPHON GOLD CORP
filed 2012-02-17
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]  No [_]

Number of common shares outstanding at February 17, 2012 194,103,382

GRYPHON GOLD CORPORATION
December 31, 2011

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Gold Corporation
Consolidated Balance Sheets
(Unaudited) (Stated in U.S. Dollars)

	As at	As at
	December 31,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$1,380,077	$837,457
Accounts receivable	527,869	29,892
Note receivable	-	2,975
Prepaid expenses	279,842	122,716
Inventories	3,537,564	-
Deferred issue costs	557,547	281,278
Total Current Assets	6,282,899	1,274,318
Property, plant and equipment, net	18,934,418	2,760,330
Reclamation bonds	2,259,393	225,893
Total Assets	$27,476,710	$4,260,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,175,149	$397,106
Current portion of the long term debt	424,333	-
Notes payable, net of discount	7,020,065	-
Total Current Liabilities	9,619,547	397,106

Asset retirement obligation	2,067,195	51,300
Long-term debt	2,983,693	-
Total Liabilities	14,670,435	448,406

Commitments & contingencies [note 15]

Stockholders' Equity
Common stock	194,103	96,984
Additional paid-in capital	53,105,922	41,665,952
Accumulated deficit	(40,493,750)	(37,950,801)
Total Stockholders' Equity	12,806,275	3,812,135
Total Liabilities & Stockholders' Equity	$27,476,710	$4,260,541

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Operations
(Unaudited) (Stated in US Dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Continuing operations:
Sales of product	$931,794	-	$931,794	-
Cost of sales and other direct production costs	930,219	-	930,219	-
Depreciation, depletion, amortization	41,678	-	41,678	-
Gross profit (loss)	(40,103)	-	(40,103)	-
Other operating expenses:
Exploration (refund)	(26,394)	$115,930	68,860	$694,358
Salaries & consulting fees	364,297	303,421	836,465	845,552
General and administrative	152,554	135,336	527,164	483,267
Legal and audit	62,202	48,865	203,202	232,686
Travel and accommodation	66,328	36,366	159,589	105,659
Depreciation	17,714	13,145	35,176	40,767
Asset retirement obligation accretion	10,284	-	27,280	-
Income (loss) from operations	(687,088)	(653,063)	(1,897,839)	(2,402,289)
Other income (expense):
Gain on disposal of equipment	-	(99)	-	(99)
Foreign exchange loss	94,653	1,894	189,449	18,632
Realized loss on securities	-	-	-	75,772
Interest income	(7,926)	32	(11,153)	(1,974)
Interest expense, net of capitalized interest	381,212	123	466,814	997
Loss for the period from continuing operations	(1,155,027)	(655,013)	(2,542,949)	(2,495,617)

Discontinued operations:
Loss from discontinued operations	-	-	-	(18,241)
Gain on sale of discontinued operations	-	-	-	653,949

Income from discontinued operations	-	-	-	635,708

Net loss for the period	$(1,155,027)	$(655,013)	$(2,542,949)	$(1,859,909)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.006)	$(0.007)	$(0.014)	$(0.028)
Income from discontinued operations	-	-	-	0.007
Total loss per share	$(0.006)	$(0.007)	$(0.014)	$(0.021)

Basic and diluted weighted average number of common shares outstanding	193,992,040	89,755,784	177,175,447	88,357,009

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited) (Stated in US Dollars)

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total
	#
Balance, March 31, 2010	86,033,774	$86,034	$39,585,228	$(35,202,910)	$4,468,352
Shares issued:
For private placements	7,964,429	7,964	1,500,593	—	1,508,558
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	550,000	550	125,950	—	126,500
Share issue costs	—	—	(104,729)	—	(104,729)
Settlement of accounts payable	436,929	437	59,563	—	60,000
Fair value of restricted stock units granted	275,000	275	41,923	—	42,198
Fair value of options granted	—	—	142,212	—	142,212
Exercise of warrants	223,500	224	46,712	—	46,935
Net loss for the period	—	—	—	(2,747,891)	(2,747,891)
Balance, March 31, 2011	96,983,632	96,984	41,665,952	(37,950,801)	3,812,135
Shares issued:
For public offering	89,060,000	89,060	10,979,302	—	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	—	1,081,675
Share issue costs	—	—	(13,177)	—	(13,177)
Public offering costs	—	—	(1,466,723)	—	(1,466,723)
Exercise of options	150,000	150	19,930	—	20,080
Exercise of warrants	183,500	183	45,691	—	45,874
Fair value of options granted	—	—	181,041	—	181,041
Fair value of warrants issued on debt	—	—	619,957	—	619,957
Net loss for the period	—	—	—	(2,542,949)	(2,542,949)
Balance December 31, 2011	194,103,382	$194,103	$53,105,922	$(40,493,750)	$12,606,275

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Cash Flows
(Unaudited) (Stated in US dollars)

	Nine months	Nine months
	ended	ended
	December 31,	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss for the period	$(2,542,949)	$(1,859,909)
Items not involving cash:
Depreciation	76,854	40,767
Asset retirement obligation accretion	27,280	-
Gain on disposal of equipment:	-	(99)
Write down of accrued liability:	-	(124,008)
Share based compensation	181,041	142,022
Amortization of debt offering costs	199,947
Amortization of notes payable discount	199,877	10,364
Unrealized gain on foreign exchange	20,141
Realized loss on securities	-	75,771
Gain on extinguishment of debt	-	(653,949)
Changes in non-cash working
Capital items:
Accounts receivable	(497,977)	22,416
Accounts payable and accrued liabilities	1,239,602	(371,481)
Inventories	(3,537,564)	-
Prepaid expenses	(157,126)	(121,643)
Cash used in operating activities	(4,790,874)	(2,839,748)

INVESTING ACTIVITIES
Reclamation bonds purchased	(2,033,500)	(69,115)
Option payment received	-	100,000
Purchase of equipment	(414,225)	(54,307)
Payments on construction in progress, ADR	(1,491,363)	-
Payments on leach pad 1A	(1,897,882)	-
Payment on plant	(4,929,259)	-
Cash received from sale of discontinued operations	-	2,250,000
Mineral property expenditures	(248,203)	(11,003)
Option payment to amend and reduce royalty	(175,000)	(150,000)
Proceeds from sales of held for trading securities	-	116,195
Proceeds from note receivable	2,975	8,634
Proceeds from sale equipment	-	100
Cash used in investing activities	(11,186,457)	2,190,504
FINANCING ACTIVITIES
Payments on notes payable	(46,693)	-
Proceeds from notes payable	7,480,676	-
Shares and warrants issue for cash net of offering costs	11,134,317	200,000
Share issues costs	(13,177)	(13,736)
Public offering costs	(1,185,444)	-
Debt offering costs	(829,587)	-
Cash provided by financing activities	16,540,092	186,264

Effect of foreign exchange on cash	(20,141)	-
Increase (decrease) in cash during the period	542,620	(462,980)
Cash, beginning of period	837,457	937,056
Cash, end of period	$1,380,077	$474,076

See Note 1 –Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company (collectively, “Gryphon Gold” or “the Company”). The Company has historically reported as an exploration and development company. On June 6, 2011, the Company began constructing an oxide heap leach mine and related processing facility on its Borealis property (the “Borealis Oxide Heap Leach Project”). During the period ended December 31, 2011, the Company commenced mining operations, and the Company has determined the Company is no longer in the exploration/development stage. Accordingly, the Company has ceased its financial reporting in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities,” during the nine months ended December 31, 2011.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. Additional financing will be required to complete the Adsorption Desorption Recovery Plant (“ADR”), to provide capital for the expansion of crushing and procession facilities, to fund additional bonding requirements and to provide working capital until the Company receives positive cash flow from sales of gold. The Company is currently conducting negotiations with multiple parties to obtain the needed financing, subject to its ability to obtain the necessary consent and approvals. If future revenues do not result in positive cash flow, and the Company is unable to raise additional capital, we will not be able to meet our obligations and may have to suspend or cease operations. The Company’s ability to raise additional capital may be inhibited by the restrictive covenants of the debentures the Company issued in November of 2011, which restrict the Company’s ability to issue equity and debt securities absent consent of the Noteholders. No assurance can be given that the Company will be successful in achieving profitability, generating positive cash flow or raising additional capital through placements of debt or equity. The Company has an accumulated deficit of $40,493,750 as at December 31, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, the Company does not have sufficient cash on hand to fund normal operations for the next twelve months or satisfy the current $7 million notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

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

	Balance December 31,	Balance March 31,	Input
	2011	2011	Hierarchy level

Cash and cash equivalents	$1,380,077	$837,457	Level 1
Reclamation bonds	$2,259,393	$225,893	Level 1

Inventories

Material on Heap Leach Inventory

The Company records gold in process, gold doré, and saleable gold on carbon at average cost, less provisions required to reduce inventory to market value. Costs capitalized to in process and finished goods inventory include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, plant and equipment; and local mine administrative expenses.

Supplies Inventory

Mine operating supplies are recorded at the lower of purchase cost or net realizable value. The Company records provisions to reduce inventory to net realizable value to reflect changes in economic factors that impact inventory value or to reflect present intentions for the use of slow moving and obsolete supplies inventory.

Revenue Recognition

Revenues and the corresponding accounts receivable for sales of gold and silver products are recorded upon shipment.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Property, Plant and Equipment

Reserves are a key component in our valuation of our property, plant and equipment. Reserve estimates in our pre-feasibility study entitled “NI 43-101 Pre-Feasibility Study Update of the Mineral Resources of the Borealis Gold Project Located in Mineral County, Nevada, USA” dated April 25, 2011, (the “Pre-Feasibility Study”) are used in determining appropriate rates of units-of production depreciation.

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

4. INVENTORIES

The recovery of gold and silver from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold or silver contained in the material. The resulting “pregnant” solution is further processed in a plant where gold and silver are recovered. For accounting purposes, costs are added to material on leach pads based on current mining and leaching costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold or silver on the leach pad.

Estimates of recoverable gold or silver on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold or silver placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold or silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time. As of December 31, 2011 the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold and silver are based primarily on initial tests and only limited refinements derived from metallurgical balancing.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold or silver from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold or silver at each balance sheet date that the Company expects to recover during the next 12 months.

During the third quarter the Company estimated its recoverable material on the leach pad and its gold in carbon inventory based on net realizable value less processing and selling costs of the inventories, as third quarter production costs exceed net realizable value.

At December 31, 2011, our inventories were as follows:

December 31, 2011
Material on leach pad inventory	$2,816,582
Gold in carbon inventory	580,861
Supplies inventory	140,120
Total inventory costs	$3,537,564

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

During the nine months ended December 31, 2011, the Company acquired assets in connection with the construction of the Borealis Heap Leach Oxide Project and also began construction of the ADR plant through the debt financing that was completed on July 27, 2011.

	December 31, 2011
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$7,574,547	$-	$7,574,547
Borealis asset retirement obligation	2,036,869	5,758	2,031,111
Leach pad 1A	1,897,882	21,859	1,876,023
Plant	5,477,528	13,671	5,463,857
Construction in progress, ADR	1,491,363	-	1,491,363
Equipment	764,783	267,266	497,517
Property, plant and equipment total costs	$19,242,972	$308,554	$18,934,418

	March 31, 2011
		Accumulated
	Cost	Depreciation	Net Book Value
Equipment	$340,963	$231,702	$109,261
Mineral properties	2,651,069	-	2,651,069
Property, plant and equipment total costs	$2,992,032	$231,702	$2,760,330

On June 6, 2011, the Company commenced construction of Phase 1A of the Borealis Oxide Heap Leach Project. The majority of construction of Phase 1A was completed late in the second quarter. Construction activities included building a new leach pad, barren and pregnant solution ponds, carbon columns, roads and infrastructure. Direct costs of materials, labor, equipment and supplies used in construction activities are capitalized during the period they are incurred. Additionally, certain indirect costs are capitalized during the period. Interest expense of $164,902 was capitalized during the period ended December 31, 2011 in construction in progress.

6. RECLAMATION BONDS

At December 31, 2011 and March 31, 2011, reclamation bonds and deposits were as follows:

	December 31,	March 31,
	2011	2011
Reclamation bonds & deposits	$2,259,393	$225,893
Total	$2,259,393	$225,893

On December 31, 2011 the Company had $2,250,385 (March 31, 2011 - $216,885) on deposit to support performance bonds with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $9,008 (March 31, 2011 - $9,008), which partially supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. The United States Forest Service reclamation bonds were increased during the nine months ended December 31, 2011, by $2,033,500. These bonds are required in connection with the construction of the Borealis Oxide Heap Leach Project and to perform infill drilling.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

7. NOTES PAYABLE

On July 27, 2011, the Company closed a $3.17 million debt offering of units of the Company. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 warrants. Each warrant entitles the holder thereof to purchase one common share of the Company at a price of $0.20 USD per share. The warrants expire on January 27, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31, commencing on September 30, 2011. The debentures will mature 12 months from the closing date of the offering on July 28, 2012. The debentures were issued under a Trust Indenture, which contains customary terms, conditions and covenants. The debentures are secured by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company under the terms of a Pledge and Security Agreement.

The fair value of the warrants issued to note holders and brokers pursuant to the July 2011 offering was $383,670, which was calculated using Black-Scholes model with a risk free interest rate of 0.30%, volatility of 86.59%, 549 days expected term and an exercise and market price of $0.20 per share. This valuation was recorded as a discount to the notes payable and will be amortized over the twelve-month term of the notes and as at December 31, 2011, $166,082 had been amortized and charged to interest expense.

On November 22, 2011, the Company closed another $4.3 million debt offering of units of the Company. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing November 23, 2012 and 750 warrants. Each warrant entitles the holder thereof to purchase one common share of the Company at a price of $0.40 USD per share. The warrants expire on May 22, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, and September 30. The debentures will mature 12 months from the closing date of the offering on November 23, 2012. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants, including restrictions on issuing additional debt or equity. The debentures are secured under the terms of a Pledge and Security Agreement by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company, which is subordinate to the security interest granted to holders of the debentures issued on July 27, 2011.

Acumen and Roth Capital were paid a cash commission of 6.5% of the gross proceeds of the offering.

The fair value of the warrants issued to note holders and brokers pursuant to the November 2011 offering was $308,379, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 84.11%, 548 days expected term and an exercise and market price of $0.2794 per share. This valuation was recorded as a discount to the notes payable and will be amortized over the twelve-month term of the notes and as at December 31, 2011 $33,795 had been amortized and charged to interest expense

8. DEBT OFFERING COSTS

The debt offering costs in connection with the notes payable transaction closed on July 27, 2011 [See note 7] totaled $405,520 paid in cash, of which $43,788 was accounted for in additional paid in capital, netting $361,732 in debt offering costs. These costs will be amortized over the twelve-month term of the notes and as at December 31, 2011, $156,585 was amortized and charged to interest expense.

The debt offering costs in connection with the notes payable transaction closed on November 22, 2011 [See note 7] totaled $424,067 paid in cash, of which $28,304 was accounted for in additional paid in capital, netting $395,763 in debt offering costs. These costs will be amortized over the twelve-month term of the notes and as at December 31, 2011, $43,362 was amortized and charged to interest expense.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

9. ASSET RETIREMENT OBLIGATION

At December 31, 2011, and March 31, 2011, our asset retirement obligation was as follows:

	Nine	Year
	months	ended
	ended	March 31,
	December	2011
	31, 2011
Asset retirement obligation, beginning of period	$51,300	-
Incurred	1,928,733	$48,254
Accretion	30,326	3,046
Additions and changes in estimates	56,836	-
Settlements	-	-
Asset retirement obligation, end of period	$2,067,195	$51,300

The asset retirement obligation at March 31, 2011 was calculated based on responsibilities the Company had to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation at December 31, 2011 includes the Company’s estimate of reclamation costs for Phase 1A of the Borealis Heap Leach Project and in fill drilling that commenced in the quarter ended December 31, 2011.

10. OPTION TO REDUCE ROYALTY

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

Accordingly, at December 31, 2011 and at March 31, 2011, the Company’s mineral properties include the following payments made to the Borealis Property lessors:

	Nine months	Year
	ended	ended
	December 31,	March 31, 2011
	2011
Balance, beginning of period	$760,903	$560,903
Cash paid	175,000	200,000
Promissory notes payable	1,600,000	-
Convertible notes payable	1,909,500	-
Common stock issued	1,081,675	-
Balance, end of period	$5,527,078	$760,903

[See Note 14]

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

11. LONG TERM DEBT

In connection with the exercise of the option to reduce the royalty [note 10], the Company entered into a series of convertible and promissory notes.

Promissory notes

The promissory notes bear interest at 5% per annum payable monthly. Principal installments are due monthly, commencing on the date in which Borealis Mining is required to commence production royalty payments. Payments on the notes are interest only until production commences. During the quarter ended December 31, 2011 the Company paid $101,474 in principal payments. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the notes as of December 31, 2011 is $1,498,526 with interest payable of $6,603 paid on January 1, 2012.

Convertible notes

The convertible notes bear interest at 5% per annum payable monthly. Monthly payments on the notes are interest only for a period of 12 months from the commencement of the construction of the mine. Subsequent to the twelvemonth period, the notes are payable in monthly installments of principal and interest. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. The aggregate balance due on the notes as of December 31, 2011 is $1,909,500 with interest payable of $8,109 paid on January 1, 2012.

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

During the quarter ended December 31, 2011, 150,000 options were exercised for proceeds of $20,080.

During the quarter ended December 31, 2011, 183,500 warrants were exercised for proceeds of $45,875.

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at December 31, 2011:

Warrants Outstanding and Exercisable

Warrants	Avg Remaining	Exercise Price	Expiry Date
	Life in Years
5,265,177	0.1	$0.25	February 18, 2012
732,215	0.5	$0.21	June 16, 2012
3,250,000	1.0	$0.30	January 21, 2013
4,725,000	1.0	$0.20	January 27, 2013
3,359,250	1.4	$0.40	May 22, 2013
2,226,500	1.9	$0.30	November 13, 2013
19,558,142	1.0	$0.28

[c]	Stock options:

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

12. CAPITAL STOCK, CONTINUED:

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Management salaries	$79,714	$11,669	$171,405	$104,951
Consulting expense	2,675	31,143	9,996	37,071
Total	$82,389	$42,812	$181,401	$142,022

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued to a consultant, above) for the nine months ended December 31, 2011:

	Number of Stock	Weighted Average
	Options	Exercise Price
Outstanding, April 1, 2011	4,917,500	$0.41*
Granted	1,855,000	$0.26
Exercised	(150,000)	$0.13
Forfeited	(555,000)	$0.87*
Total outstanding at December 31, 2011	6,067,500	$0.32*
Vested and exercisable at December 31, 2011	5,068,750	$0.34*

* Based on the December 31, 2011 exchange rate of Cdn$1 equals US$0.9972.

During the nine months ended December 31, 2011 the total fair value of options granted was $359,940 of which $181,401 was expensed.

Out of the 1,855,000 granted during the nine months ended December 31, 2011, 150,000 were granted to a consultant, the remaining were granted to employees.

Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	Nine months	Nine months
	ended	Ended
	December 31, 2011	December 31, 2010

Dividend yield	0%	0%
Expected volatility	102%-118%	99% -119%
Risk free interest rate	0.31%-0.78%	0.52% -1.62%
Expected lives	1.5-3 years	2-3 years

The risk-free interest rate was determined based on the rate at the time of grant for US government zero-coupon bonds for a 2-3-year term, which is a term equal to the estimated life of the option. Dividend yield was based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Volatility was derived by measuring the average share price fluctuation of the Company’s stock. The period of historical volatility is the same period as the expected life of the options being three years.

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

12. CAPITAL STOCK, CONTINUED:

[d]	Restricted stock units (“RSUs”):

The RSU grants entitle the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years.

The Company recognizes stock-based compensation expense based on the grant date fair value of the award on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period. The grant date fair value of the restricted stock unit is calculated using the closing price of the Company’s common stock on the date of the grant.

The following table summarizes information about RSUs outstanding as at December 31, 2011:

	RSUs	RSUs	RSUs	RSUs	Weighted
	Granted	Vested	Forfeited	Cancelled	Average
				and Cash in	Fair Value
				lieu of	at Grant
				issued	Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at December 31, 2011	1,116,170	940,920	132,750	42,500	—
.

All issued restricted stock units have vested.

13. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company was required to make advanced royalty payments monthly of $9,869, adjusted annually based on the Consumer Price Index. The last advance royalty payment was made in November 2011 as the Company moved from exploration to production. In addition, production of precious metals from the Borealis Property will be subject to the payment of a royalty under the terms of the mining lease. The Company deducts advance royalty payments from production royalties due under the mining lease, pursuant to the mining lease. The Company’s royalty holders have disputed this practice [See Note 14]. The Company is currently preparing a response to the complaint.. The mining lease expired on January 24, 2009, but was and is automatically renewed thereafter, so long as mining related activity, including exploration drilling, continues on the Borealis Property.

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008, office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a two year term. The following are the remaining rental lease commitments in relation to the office leases:

December 31,
FY2012	$29,352
FY2013	104,208
FY2014	66,229
FY2015	9,907
Total	$209,696

Gryphon Gold Corporation
Notes to Consolidated Financial Statements (Unaudited)

13. COMMITMENTS & CONTINGENCIES, CONTINUED

[c] Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. On October 22, 2011, a worker was injured at the Borealis oxide gold heap leach worksite. The Company took immediate actions to mitigate risks of future actions and terminated 3 employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. No such penalty or fine has yet been proposed. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. Subsequent to quarter end we received a fee of $200.

[d] Due to the size, complexity, and nature of the Company’s operations, various legal and tax matters are outstanding from time to time. In the opinion of management, these matters will not have a material effect on the Company’s financial position or results of operations.

14. SUBSEQUENT EVENTS

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that “advance royalties” which have been paid by Gryphon Gold are not recoverable and are payable during the duration of the mining lease. Gryphon Gold deducts previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. The Company believes their claims are without merit and intends to vigorously defend against the claims. The Company is currently preparing a response to the complaint. As of December 31, 2011, no accrual had been made for an unfavorable outcome as the Company does not have sufficient information to base an accrual on.

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended December 31, 2011 and 2010, the Company engaged in the following non-cash investing and financing activities:

	December 31,	December 31,
	2011	2010
Issuance of 7,726,500 shares at a fair value of $0.14 per share related to exercise of the option to fix the royalty at 5%	$1,081,675	-
Promissory and convertible notes issued related to exercise of the option to fix the royalty at 5%	3,509,500	-
Capitalized construction in progress purchased with accounts payable	538,442
Discount on notes payable by issuing warrants	692,049
Shares issued for settlement of accounts payable	-	$60,000
Extinguishment of note payable by sale of discontinued operations	-	2,180,587
Share consideration paid to former owners of discontinued operations		270,000

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

With respect to forward-looking statements and information contained in this quarterly report, we have made assumptions regarding, among other things:

  the future price of gold;
  estimates related to gold and silver production and our ability to sell production in a timely manner and on acceptable terms;
  estimates related to future costs of production, establishing mining operations, capital requirements, bonding requirements, operating and exploration expenditures;
  continued government regulation of mining operations in accordance with past regulatory practices;
  our ability to phase-in production at the Borealis Property to reach full production within expected timeframes; and
  our ability to raise any additional capital required to fund our exploration, construction and working capital requirements.

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

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

The pre-feasibility study referenced in this quarterly report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the report in this quarterly report for informational purposes only. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

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

The business plan for the Borealis Property is to develop, operate and efficiently produce gold and silver from identified leachable oxide reserves and to further expand the sulphide resource through exploration, metallurgical design and project permitting and development. The successful development of the Borealis Oxide Heap Leach Project is anticipated to provide the revenue that would allow for the further development of the Borealis Property. The Borealis Property consists of unpatented mining claims of approximately 20 acres each, totaling about 15,020 acres, from which there was production in the past. The Borealis Property is a property that we believe has excellent potential exploration targets as defined by past exploration success, geophysical targets and past successful mining.

On April 25, 2011, we released an the Pre-Feasibility Study which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on April 26, 2011 and filed pursuant to Canadian securities laws and available on www.sedar.com. The Pre-Feasibility Study provided updated capital and operating cost estimates for a scaled down version of the mine start-up.

The Company raised capital for Phase 1 activities to construct the mine and processing plant and begin gold recovery; however, additional financing will be required to complete the ADR, as well as capital for the expansion of crushing and processing facilities, to meet additional bonding requirements, and to provide working capital until cash from sales of gold begins to flow to the Company. The Company is conducting negotiations with multiple parties to obtain the needed financing, subject to its ability to obtain the necessary consent and approvals.

Phase 1 contemplates the completion of construction of a new leach pad and ponds and anticipates the startup of heap leach operations to extract gold from partially leached heaps already identified on the Borealis Property. Construction of the project began in June 2011 and the leaching cycle began in late September 2011 with the first shipment of loaded carbon accomplished in October 2011. Despite the rapid move to commercial shipments of loaded carbon and ultimately gold, the Project has faced a number of startup issues resulting in considerably lower than expected production in the third fiscal quarter ended December 31, 2011.

In the course of operations we experienced three key challenges that have resulted in less than anticipated production rates. As previously disclosed in a release dated November 9, 2011, the Borealis Oxide Heap Leach Project was severely limited in the amount of material that could be placed on the leach pad as result of the contractor being unable to produce overliner in a timely manner. The delay in adding material to the leach pad resulted in reduced volumes of pregnant solution for the carbon process. This first challenge was remedied in mid December. The second challenge we faced was the lower than planned delivery of leach pad material as a result of its crusher being removed from site in early December for approximately two months for unscheduled maintenance. During that time, we were provided with a temporary crusher that did not meet the specifications for planned production levels and resulted in an average of just over 33% of crusher utilization for the third quarter of fiscal 2012 and the majority of January 2012. Thirdly, we were advised that the pump that delivers barren solution to the leach pad was not the correct size and could not meet current operating requirements. As installed, it has been providing only about 50% of original operating requirements, thus severely reducing the volume of flows to the leach pad. We are working towards positive cash flow from Phase 1, but will likely require additional financing to complete the development of Phase 1.

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

As anticipated in our plan under the Pre-Feasibility Study, groundbreaking occurred for the construction of the Borealis Oxide Heap Leach Project on June 6, 2011. Six deliveries of loaded carbon containing 605 ounces of gold were made to Just Refiners, Inc. of Reno, NV during the quarter ended December 31, 2011. The approximate average settlement price was $1,700 per ounce of gold. Just Refiners, Inc. advised us they could no longer take deliveries thus causing us to build inventories we could not covert in to cash until the after the end of the quarter.

A successful Borealis Oxide Heap Leach Project is expected to provide the cash required to fulfill the long-term plan to further explore the Borealis Property with the objective of expanding its current known mineralization; however, additional financing will be required to complete the ADR, as well as capital for the expansion of crushing and procession facilities, and provide working capital until cash from sales of gold begins to flow to the Company. The Company is conducting negotiations with multiple parties to obtain the needed financing, which contain restrictive covenants regarding the Company’s ability to issue equity and debt securities.

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

Borealis Property

During the nine months ended December 31, 2011, we completed construction of new leach pads, ponds, carbon columns, roads and infrastructure. Direct costs of materials, labor, equipment and supplies used in construction activities are capitalized during the period incurred. Additionally, certain indirect costs are capitalized in the period of allocation. Interest expense during the construction period is allocated and capitalized in the period it is accrued. Loading of the leach pads began in early August and the leaching process began on September 26, 2011.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 30, 2011.

Administration and Capital Resource Activities

May Unit Offering

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

July Debenture Offering

On July 27, 2011, we closed a $3,169,514 debt offering of units at a price of $1,000 CAD per unit. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 warrants. Each warrant entitles the holder thereof to purchase one common share in the capital of the Company at a price of $0.20 USD per share. The warrants expire on January 27, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2011. The debentures will mature 12 months from the closing date of the offering on July 28, 2012. The debentures were issued under a Trust Indenture, which contains customary terms, conditions and covenants. The debentures are secured by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company under the terms of a Pledge and Security Agreement.

November Debenture Offering

On November 22, 2011, the Company closed another $4.3 million debt offering of units of the Company. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing November 23, 2012 and 750 warrants. Each warrant entitles the holder thereof to purchase one common share of the Company at a price of $0.40 USD per share. The warrants expire on May 22, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, and September 30. The debentures will mature 12 months from the closing date of the offering on November 22, 2012. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants. The note indenture dated November 22, 2011, which governs the debentures includes restrictive covenants that limit the ability of the Company to issue equity and debt securities. The debentures are secured under the terms of a Pledge and Security Agreement by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company, which is subordinate to the security interest granted to holders of the debentures issued on July 27, 2011.

Acumen and Roth Capital were paid a cash commission of 6.5% of the gross proceeds of the offering

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

We currently plan to accomplish the following activities for the duration of fiscal 2012, which ends March 31, 2012 and the first quarter of fiscal 2013:

  Complete construction of the Adsorption, Desorption and Recovery Plant (ADR) and commence the production of doré;
  Begin construction of Phase 1B elements, primarily the leach pad expansion.

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010

For the three months ended December 31, 2011, we had a net loss of $1,155,027 or $0.006 per share from continuing operations compared to a net loss of $655,013 or $0.007 per share from continuing operations in the same period in the prior year. Construction of the project began in June 2011 and the leaching cycle began in late September 2011 with the first shipment of loaded carbon accomplished in October 2011. Despite the rapid move to commercial shipments of loaded carbon and ultimately gold, the Project has faced a number of startup issues resulting in considerably lower than expected production in the third fiscal quarter ended December 31, 2011. In the course of operations we experienced three key challenges that have resulted in less than anticipated production rates.

  The amount of material placed on the leach pad was severely limited due to the contractor being unable to produce overliner in a timely manner;
  Lower than planned material delivered to the leach pad due to our crusher being removed from site for approximately two months and the temporary crusher not meeting specifications for planned production levels; and
  The pump delivering the barren solution to the leach pad is not the correct size and has only been providing approximately 50% of original operating requirements.

During the third quarter a total of 199,674 tons of material was placed on the heap leach pad for processing. The material is estimated to contain 6,223 ounces of gold and estimated to recover approximately 2,800 ounces of gold. We sold loaded carbon containing 605 ounces of gold compared to no sales in same period of the previous year. The approximate average settlement price was $1,700 per ounce of gold.

Exploration expenses during the quarter ended December 31, 2011 were $(26,394) compared to $115,930 in the same period in the prior year. The decrease is due to Company resources directed towards the commencement of production, with a majority of the costs incurred on the property being capitalized as construction in progress. The credit amount in exploration expenses in the current quarter was a result of a refund of $63,920 from the Bureau of Land Management for claim maintenance fees, which were expensed in the prior year.

Management salaries and consulting fees in the quarter ended December 31, 2011 were $334,297 compared to $303,421 incurred in the quarter ended December 31, 2010. Total non-cash compensation expense due to the recognition of costs related to stock options was $82,389 in the quarter ended December 31, 2011 compared to the prior year’s fiscal third quarter of $42,812.

Interest expense, net of capitalized interest, was $381,212 in the quarter ended December 31, 2011 compared to $123 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty and the debt offering completed in July 2011 and November 2011.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010

For the nine months ended December 31, 2011, we had a net loss of $2,542,949 or $0.014 per share from continued operations and nil from discontinued operations compared to a net loss of $2,495,617 or $0.028 per share from continued operations and net income of $635,708 or $0.007 per share from discontinued operations in the same period in the prior year. Construction of the project began in June 2011 and the leaching cycle began in late September 2011 with the first shipment of loaded carbon accomplished in October 2011. Despite the rapid move to commercial shipments of loaded carbon and ultimately gold, the Project has faced a number of startup issues resulting in considerably lower than expected production in the third fiscal quarter ended December 31, 2011. In the course of operations we experienced three key challenges that have resulted in less than anticipated production rates.

  The amount of material placed on the leach pad was severely limited due to the contractor being unable to produce overliner in a timely manner;
  Lower than planned material delivered to the leach pad due to our crusher being removed from site for approximately two months and the temporary crusher not meeting specifications for planned production levels; and
  The pump delivering the barren solution to the leach pad is not the correct size and has only been providing approximately 50% of original operating requirements.

During the nine months ended December 31, 2011 a total of 243,970 tons of material was placed on the heap leach pad for processing. The material is estimated to contain 7,886 ounces of gold and estimated to recover approximately 3,548 ounces of gold. We sold loaded carbon containing 605 ounces of gold compared to no sales in same period of the previous year. The approximate average settlement price was $1,700 per ounce of gold.

Exploration expenses during the nine months ended December 31, 2011 were $68,860 compared to $694,358 in the prior year. The decrease is due to Company resources directed towards commencement of production, with a majority of the costs incurred on the property being capitalized as construction in progress.

Management salaries and consulting fees in the nine months ended December 31, 2011 were $836,465 compared to $845,552 incurred in the 2010 nine-month period. Total non-cash compensation expense due to the recognition of costs related to stock options was $181,401 in the third quarter of 2011, compared to $142,022 in the nine months ended December 31, 2010.

Interest expense, net of capitalized interest, was $466,814 in the nine months ended December 31, 2011 compared to $997 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty and the debt offering completed in July 2011and November 2011.

Liquidity and Capital Resources

Our principal source of liquidity is cash from operations and cash raised by way of sale of common stock from treasury and other equity instruments, debt instruments or forms of securities. Until we are able to complete the installation of our ADR plant, our ability to generate cash from production is dependent on our ability to process loaded carbon through a third party processor or to sell loaded carbon.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2011 includes a going concern qualification. Additional financing will be required to complete the Adsorption Desorption Recovery Plant (“ADR”), to provide capital for the expansion of crushing and procession facilities, to fund additional bonding requirements and to provide working capital until the Company receives positive cash flow from sales of gold The Company is currently conducting negotiations with multiple parties to obtain the needed financing, subject to its ability to obtain the necessary consent and approvals. If future revenues do not result in positive cash flow, and the Company is unable to raise additional capital, we will not be able to meet our obligations and may have to suspend or cease operations. The Company’s ability to raise additional capital may be inhibited by the restrictive covenants of the debentures the Company issued in November of 2011, which restrict the Company’s ability to issue equity and debt securities absent consent of the Noteholders. No assurance can be given that the Company will be successful in achieving profitability, generating positive cash flow or raising additional capital through placements of debt or equity. The Company has an accumulated deficit of $40,493,750 as at December 31, 2011, ($37,950,801 as at March 31, 2011), and without positive operating cash flow or additional financing, the Company does not have sufficient cash on hand to fund normal operations for the next twelve months or satisfy the current $7 million notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2011, we had a negative working capital of $3,336,648. Current assets consisted of $1,380,077 in cash, $527,869 in accounts receivable, $279,842 in prepaid expenses, $3,537,564 in inventory, and $557,547 in debt issue costs. We had $2,175,149 in accounts payable and accrued liabilities, $424,333 in the current portion of the long-term debt, and $7,020,065 in notes payable, net of offering costs.

During the nine months ended December 31, 2011, we used cash in operating activities of $4,790,874, which included our net loss of $2,542,949, off-set by depreciation of $76,854, asset retirement obligation accretion of $27,280, non-cash compensation of $181,041, amortization of debt finance costs of $199,947, amortization of discount on notes payable of $199,877, unrealized gain on foreign exchange of $20,141. We also experienced changes in non-cash working capital consisting of a $497,977 increase in accounts receivable, a $1,239,602 increase in accounts payable, an increase in inventories of $3,537,564, and a $157,126 increase in prepaid expenses.

We used cash from investing activities of $11,186,457, including an increase of $2,033,500 in reclamation bonds, $1,897,882 in payments for the leach pad 1A, equipment purchases of $414,225, payments on plant of $4,929,259, payments on construction in progress, ADR of $1,491,363 in cash, mineral property expenditures of $248,203, payment of $175,000 to amend the royalty option as described above, and proceeds of $2,975 from a small note receivable.

We received cash from financing activities of $16,540,092, including proceeds from the debt offering of $7,480,676 proceeds of $11,134,317 from the sale of common shares, exercise or stock options and warrants, net of share issue costs of $13,177, public offering costs of $1,185,444 and debt offering costs of $829,587 for the nine months ended December 31, 2011. Cash increased during the period by $542,620 to $1,308,077 as at December 31, 2011.

Updated share capital as at February 17, 2012:

Basic Common Stock Issued and Outstanding	194,103,382
Warrants, Options and other Convertible Securities	26,175,642
Fully Diluted Common Stock	220,279,024

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

Subsequent Events

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that “advance royalties” which have been paid by Gryphon Gold are not recoverable and are payable during the duration of the mining lease. Gryphon Gold deducts previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. The Company believes their claims are without merit and intends to vigorously defend against the claims. The Company is currently preparing its response to the complaint.

On February 3, 2012, Mr. John L. Key, Chief Executive Officer, and the Company entered into a mutual termination agreement under which Mr. John L. Key terminated his employment and resigned as a director. The Board of Directors also announced the termination by mutual agreement of John K. Key, General Manager of Borealis Mining Company, our wholly owned subsidiary. Both of these terminations were effective immediately.

The Company announced on February 3, 2012, the appointment of James T. O’Neil Jr., Chief Financial Officer, as Interim Chief Executive Officer. Mr. O’Neil was also appointed to the Board of Directors. Marvin Kaiser, Director, was appointed as Chairman of the Board.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Interim Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Interim Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer/Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended December 31, 2011, Mr. John L. Key, Chief Executive Officer was terminated by mutual agreement and our Chief Financial Officer, Mr. James T. O’Neil Jr. was appointed Interim Chief Executive Officer. Mr. O’Neil currently is performing duties for both principal roles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that “advance royalties” which have been paid by Gryphon Gold are not recoverable and are payable during the duration of the mining lease. Gryphon Gold deducts previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. The Company believes their claims are without merit and intends to vigorously defend against the claims. The Company is currently preparing a response to the complaint.

For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2011 filed with the SEC.

Item 1A. Risk Factors and Uncertainties

Other than as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2011 which was filed with Securities and Exchange Commission on June 30, 2011.

Covenants in the note indenture governing the debentures we issued in July 2011 and November 2011 may inhibit our ability to raise capital through equity or debt financings.

On July 27, 2011, we closed a $3,169,514 debt offering of units at a price of $1,000 CAD per unit, consisting of debentures and warrants. The debentures will mature 12 months from the closing date of the offering on July 28, 2012. The debentures were issued under a Trust Indenture, which contains customary terms, conditions and covenants. The debentures are secured by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company under the terms of a Pledge and Security Agreement.

On November 22, 2011, we completed a $4.3 million debt offering of units of the Company consisting of debentures and warrants. The debentures will mature 12 months from the closing date of the offering on November [23], 2012. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants. The note indenture limits the ability of the Company to issue any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire shares of capital stock or to issue certain types of debt securities or obtain certain types of loans. The debentures are secured under the terms of a Pledge and Security Agreement by a pledge of the shares of Borealis Mining Company and a general security interest in the assets of the Company, which is subordinate to the security interest granted to holders of the debentures issued on July 27, 2011. If we cannot successfully raise additional capital to meet our ongoing operating costs we could be forced to curtail or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended December 31, 2011, all transactions in which we offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended we reported on current reports on Form 8K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended December 31, 2011, on October 22, 2011, a worker was injured at the Borealis oxide gold heap leach worksite. The Company took immediate actions to mitigate risks of future actions and terminated 3 employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. A $200 fine has been issued. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 4.1	Note Indenture, dated November 22, 2011(1)
Exhibit 4.2	Pledge and Security Agreement, dated November 22, 2011(1)
Exhibit 4.3	Subordination Agreement, dated November 22, 2011(1)
Exhibit 4.4	Form of Series Q Share Purchase Warrant(1)
Exhibit 10.2	Form of Debenture and Purchase Agreement, dated November 22, 2011(1)
Exhibit 31.1	Certification of James T. O’Neil, Interim Chief Executive Officer, Chief Financial Officer and Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of James T. O’Neil, Interim Chief Executive Officer, Chief Financial Officer and Principal Executive Officer, Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350.

(1) filed as exhibits to the Company’s current report on Form 8-K filed with the SEC on November 29, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By: /s/ James T. O’Neil
       James T. O’Neil
       Chief Executive Officer and Chief Financial Officer
       (On behalf of the registrant and as Principal Executive Officer and Principal Financial and Accounting Officer)

Date: February 17, 2012