Form 10-Q/A
period 2011-12-31
GRYPHON GOLD CORP
filed 2012-03-30
CIK 1262751

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_]  No [X]

Number of common shares outstanding at February 17, 2012 194,103,382

Explanatory Note

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10−Q for the quarter ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 17, 2012 (“Form 10−Q”), amends the Cover Page of the Form 10-Q to correct a typographical error that incorrectly identified the Reporting Issuer as a “Shell Company”. The Cover Page has been updated accordingly.

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