Form 10-K
period 2012-03-31
GRYPHON GOLD CORP
filed 2012-06-29
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

775-883-1456
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

Yes [X]          No [   ]

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

Yes [   ]          No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $46,805,169

The number of shares of the Registrant’s Common Stock outstanding as of June 25, 2012 was 194,103,382

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

With respect to forward-looking statements and information contained in this annual report, we have made assumptions regarding, among other things:

  the future price of gold;

  estimates related to future costs of production, additional mining operations, capital requirements, operating and exploration expenditures;

  continued government regulation of mining operations in accordance with past regulatory practices;

  our ability to increase production at the Borealis Property to expand production within expected time frames; and

  our ability to raise any additional capital required to fund our exploration, capital expenditures, development and working capital requirements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

  the timing and possible outcome of regulatory and permitting matters and exploration and development activities;

  risks related to production including, mine safety, labor and equipment costs;

  the parameters and design of any additional mining facilities on the Borealis Property;

  future financial or operating performances of Gryphon Gold, its subsidiaries and its projects;

  the estimation of mineralization and production based on mineralization estimates;

  the timing and cost of exploration, development and production activities including capital, operating and exploration expenditures;

  the effect of our Senior Gold Stream Facility obligations on our cash flow and our results of operations;

  the limitations on our authorized share capital and our ability to issue additional shares of common stock without an amendment to our articles of incorporation;

  requirements for additional capital and our ability to raise additional capital;

  government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

  title disputes or claims and disputes related to royalty payments;

  limitations of insurance coverage;

  the future price of gold, silver, or other minerals; and

  any royalties imposed by the State of Nevada.

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

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statement

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada with our primary trading market in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

ITEM 1. BUSINESS

Name and Incorporation

Gryphon Gold Corporation (“Gryphon Gold” or “the Company”) was formed under the laws of the State of Nevada on April 24, 2003.

Our principal business office, which also serves as our administration and financial office, is located in the United States at 611 N. Nevada Street, Carson City, Nevada, 89703 and our telephone number is 775-883-1456.

We own 100% of the issued and outstanding shares of our operating subsidiary, Borealis Mining Company (“BMC”). BMC was formed under the laws of the State of Nevada on June 5, 2003.

Business Objectives

Gryphon Gold is in the business of acquiring, exploring, and developing gold properties in the United States, emphasizing the State of Nevada. Our objective is to increase value of our shares through the exploration, development and extraction of gold deposits, on our Borealis Property, located in Nevada’s Walker Lane Gold Belt.

In the spring of 2010, we developed a plan for the start-up of the Borealis Project on a staged basis. The object of the plan was to raise sufficient capital to begin gold recovery and to use internal cash flow to grow the operation to the full 42,000 ounces per year as presented in the 2009 study design. All of the capital and operating cost were based upon the 2009 Study design and numbers, with updates of critical operating parameters and confirmation of critical capital expenditures.

On October 21, 2010, we announced that we had developed a new strategic plan (“plan”) to potentially expedite production at the Borealis Property. The focus was to finalize critical data pertaining to the Freedom Flats releach at the Borealis Property and then to finance the scaled-down version of the mine start-up. The Phase 1 concept of our plan was to begin gold recovery from the previously mined and partially leached Freedom Flats oxide heap. The plan required the construction of a new leach pad and ponds. Gold recovery to bullion was planned to occur in the fourth month after ground breaking and would have occurred either through a toll process or at an Adsorption Desorption Recovery plant (the “ADR”).

In November 2010, we began the sample collection from the Freedom Flats releach to confirm the critical data pertaining to heap gold grade (oz. per ton) and gold and silver recovery. Metallurgical test work, was conducted by an independent Nevada testing firm, began in November 2010.

In April 2011, we received the Pre-Feasibility Study which provided updated capital and operating cost estimates for our plan. The object of Phase 1 was to raise sufficient capital to begin gold recovery and to use internal cash flow to expand operations to allow us to extract in excess of 42,000 ounces per year gold equivalent Pre-Feasibility Study design, although our current target is to extract 25,000 to 30,000 ounces of gold and gold equivalents. The plan contemplated the construction of a leach pad and ponds. The April 2011 Pre-Feasibility Study shows an average annual production of over 42,000 ounces a year gold-equivalent for six years, $12.7 million in initial capital costs (consisting of initial construction costs of $8.61 million, bonding costs of $3 million, $0.41 million in additional indirect capital costs and a $0.75 million contingency) and average life-of-mine cash operating cost of $851 per ounce of gold. While the Pre-Feasibility Study forms the basis for the classification of some of the gold and silver resources on the Borealis Property as proven or probable reserves, as defined in accordance with the Definition Standards on Mineral Resources and Mineral Reserves of the Canadian Institute of Mining, Metallurgy and Petroleum, adopted for the purposes of NI 43-101, the Pre-Feasibility Study is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property for the purposes of U.S. securities laws. For the purposes of reporting under U.S. securities laws, only a “final” or “bankable” feasibility study which uses the three-year, historical average price may form the basis of the classification of mineralization as “proven reserves” or “probable reserves.

Pursuant to the Pre-Feasibility Study, Phase 1 of our plan was anticipated to cost approximately $12.7 million and to provide cash flow that will fund Phase 2. This next Phase was anticipated to expand the leach pad; increase the crushing and mining equipment; construct the permanent gold recovery plant and begin mining in the Borealis Property’s East Ridge open pit. Cash flows from Phase 2 are expected to provide the capital required to expand the mine to full production. The main activities associated with full production were: push back of the Freedom Flats pit exposing high grade oxide gold, development of roads and infrastructure, and pre-stripping and development of the remaining oxide reserves. The cash flows was also anticipated to provide the funding needed to continue the exploration required to expand the oxide resources for expansion of mine life.

Based upon our plan under the Pre-Feasibility Study and the financing Gryphon Gold obtained in May 2011, Gryphon Gold broke ground on June 6, 2011. The loading of material to the heap leach pad commenced on August 13, 2011 and we shipped gold and silver loaded on carbon on October 8, 2011 to and independent refiner.

In the course of initial development, the Borealis Project was severely limited in the amount of material that could be placed on the leach pad as a result of the contractor being unable to produce the leach pad overliner in a timely manner. This challenge was not remedied until mid-December, 2011. Also during this period the crusher was removed from the site for nearly two months for emergency maintenance and a smaller less efficient temporary crusher was used, however tonnage delivery was reduced as this crusher availability was limited due to unforeseen continual maintenance requirements. In addition, the pump that delivers solutions to the leach pad from the barren ponds was undersized, resulting in a reduced flow to the pad of less than 50% of design capacity. This problem was remedied in March 2012, with the installation of an additional pump. Because of these delays and challenges, additional financing was required to complete and develop Phase II, and we successfully closed a $15,000,000 financing on April 12, 2012.

Phase II is anticipated to include a leach pad expansion and mobilization of a larger crusher unit as well as the completion of the ADR. In order to get to expand production mining activities we will have to commence in the Borealis Pit. Main activities to expand the Borealis Project’s production will include;

  Development of roads, power and other infrastructure

  Pre-stripping and development of the remaining oxide reserves

  Efficient mining and processing of approximately 3-5 million tons per year

The initial mine plan is estimated at 3 years with an additional 3 years if drilling confirms our current oxide resource In year seven reclamation will begin with heap wash down. Expansion of the mine life past the initial 6-year estimate is dependant on the expansion of current mineralization or the discovery of additional mineralization through further exploration drilling on the property.

As mentioned, groundbreaking occurred for the construction of the Borealis Project on June 6, 2011. By December, 2011, 605 ounces of gold was loaded on carbon and delivered to an independent refiner. When the refinery informed us that they could no longer accept deliveries we built additional inventories until the fourth quarter where we delivered and sold an additional 975 ounces of gold to Waterton Global LLC.

During the fourth quarter, our ADR plant was 90% complete and became operational. On March 30, 2012, we produced our first bar of doré containing 418 ounces of gold and 724 ounces of silver.

History and Background of Company

Borealis Property

In July 2003, through BMC, Gryphon Gold acquired from Golden Phoenix Minerals, Inc. (“ Golden Phoenix”) an option to earn up to a 70% joint venture interest in the mining lease for the Borealis Property (July 2003 Option and Joint Venture Agreement) by making qualified development expenditures on that property.

On January 10, 2005, BMC entered into a purchase agreement with Golden Phoenix which gave BMC the right to purchase the interest of Golden Phoenix in the Borealis Property for $1,400,000. Golden Phoenix transferred its interest in the Borealis Property to BMC on January 28, 2005. BMC paid $400,000 of the purchase price to Golden Phoenix upon closing of the purchase, and four additional quarterly payments of $250,000 were made to Golden Phoenix. With the final payment of $250,000 on January 24, 2006, BMC completed all the required payments under the purchase agreement and now has 100% control of the Borealis Property. A portion of the Borealis Property is subject to mining leases, as described under the caption “Borealis Property,” below.

As sole shareholder of BMC, Gryphon Gold controls all of the lease rights to a portion of the Borealis Property, subject to advance royalty, production royalty, and other payment obligations imposed by the lease. Our acquisition of the interest of Golden Phoenix in the Borealis Property terminated the July 2003 Option and Joint Venture Agreement.

In addition to our leasehold interest to a portion of the Borealis Property, we also own through BMC numerous unpatented mining claims that make up the balance of the Borealis Property, and all of the documentation and samples from years of exploration and development programs carried out by the previous owners and operators of the Borealis Property.

On November 30, 2006, our board of directors concluded that we would not proceed with the financing and near term construction and production of a heap leach mine on the Borealis Property. The feed for the proposed mine was remnants from the previously mined open pits, and heap and dump material associated with the historical mining operations. The decision not to proceed was made due to the impact of certain technical corrections to the previously announced feasibility study and related NI 43-101 technical report, dated August 15, 2006. The technical corrections reduced the anticipated quantity of recoverable gold and silver over the project life, and resulted in a marginal projected return on investment based on the gold and silver prices at that time. In light of the decision not to proceed with development of a mine, in December 2006, we closed our Denver office, terminated operations and engineering staff, including our Chief Operating Officer and our Vice President of Borealis Project Development. Our Vice President of Exploration was relocated to Nevada.

In January 2007, we started the process of completing a mineralization estimate covering the entire Borealis Property that included all drilling results obtained during calendar year 2007. We also continued extension drilling, focused on the expansion of the Graben deposit and exploration drilling for a new gold deposit within the two newly identified potentially gold-bearing hydrothermal systems in the pediments. This drilling program consisted of a series of Graben deposit expansion drilling and extension drilling north and west of the successful G3 — G13 fence of holes. The drilling of the Graben deposit alternated with follow up exploration drilling in the Central and Western Pediments where 10 holes have intersected two distinct hydrothermal systems hidden beneath the pediments.

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

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000 and an additional $35,902 to cover legal costs, to amend the Borealis Property Mining Lease to provide an option to fix the net smelter return royalty rate at 5%, versus an uncapped variable rate. The exercise price was $1,750,000 in cash, 7,726,250 shares of our common stock and a three year, $1,909,500, 5% note payable.

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

No exploration drilling was completed during the year ended March 31, 2009. A water well necessary for the construction of the Borealis Project was installed during the quarter ended June 30, 2008. As of March 31, 2008, approximately 203 holes and 142,220 feet of reverse circulation (which we refer to as RC) drilling had been completed by us. A majority of the holes are in the area of existing mineralization in order to allow us to complete the Preliminary Assessment with the aim of identifying gold reserves. During fiscal 2008, the majority of the holes drilled were to attempt to expand the Graben mineralization or complete exploration in the Pediment areas of the Borealis Property.

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

On April 25, 2011, we released the Pre-Feasibility Study for the development of the Borealis Property, which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on April 26, 2011 and filed pursuant to Canadian securities laws and available on www.sedar.com. The mineralization data and the economic analysis data contained in the Pre-Feasibility Study supersedes and replaces the data contained in the Technical Report, the Preliminary Assessment and the 2009 Study. The Pre-Feasibility Study evaluated a potential oxide heap leach mining and production operation on the Borealis Property and estimated that such an operation would have a six-year mine life with an average annual production of 42,000 ounces per year gold equivalent and require $12.7 million in initial capital costs (consisting of initial construction costs of $8.61 million, bonding costs of $3 million, $0.41 million in additional indirect capital costs and a $0.75 million contingency) with an average life-of-mine cash operating cost of $851 per ounce of gold. Life of mine capital costs include $12.9 million in direct costs, $8.86 million of indirect costs, $1.2 million of contingency costs, for total life of mine capital costs of $23 million. The Pre-Feasibility Study is not a bankable feasibility study and cannot form the basis for proven or probable reserves on the Borealis Property.

On May 26, 2011, we announced that on site construction work for the Borealis Project was scheduled to begin on June 6, 2011, that heap leach pad construction was scheduled for early June with pad loading scheduled for late July, that all major components for Phase 1A had been placed on order and delivery complied with the anticipated time line and that we anticipate first revenue from gold sales as early as October, 2011.

On June 6, 2011, we began site work at the Borealis Project. During the current fiscal year we completed construction of the leach pad, both pregnant and barren ponds, carbon columns, roads, grounds and power distribution system.

As at March 31, 2012 the ADR was approximately 90% complete and operational. To date, we have invested $19.6 million in construction of the total site and the mineral property at Borealis. We poured our first doré bar on March 30, 2012 and have poured doré each week since then. We expect our operating cost per ounce to be in the $900-$1,000 per ounce range in the upcoming fiscal year.

Recent Substantial Capital Raises

May Common Stock Offering

On May 18, 2011, we closed a public offering of 80,000,000 shares of our common stock at a price of $0.125 per share for aggregate gross proceeds of approximately $10,000,000. As part of the offering the underwriters were granted an over-allotment option to cover over-allotments, if any. In connection with the closing of the initial offering, one underwriter exercised its over-allotment option in full for an additional 6,000,000 shares of our common stock at $0.125 per share for additional gross proceeds of $750,000. On May 24, 2011, the second underwriter exercised their over-allotment option in part for an additional 3,060,000 shares of our common stock at a price of $0.125 per share for additional gross proceeds of $382,500.

July Debenture Offering

On July 27, 2011, we closed a $3,169,514 debt offering of units at a price of $1,000 CAD per unit. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 Series P Warrants. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.20 USD per share until January 27, 2013. We also issued each of Acumen and Roth 112,500 Broker Warrants exercisable to acquire shares of common stock at a price per share of US$0.20, until January 27, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 2011. The debentures were issued under the Trust indenture, which contains customary terms, conditions and covenants. The debentures were secured by a pledge of shares of BMC and a general security interest in the assets of Gryphon Gold. We repaid these debentures in April 2012.

November Debenture Offering

On November 22, 2011 we closed another $4.3 million debt offering of units. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing November 23, 2012 and 750 Series Q Warrants. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.40 USD per share until May 22, 2013.

The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, and September 30. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants, including restrictive covenants that limited our ability to issue equity and debt securities. The debentures were secured by a pledge of the shares of BMC and a general security interest in our assets which was subordinate to the security interest granted to holders of the debentures issued on July 27, 2011. We repaid these debentures in April 2012.

Waterton Global Value LP – Bridge Loan

On March 20, 2012, we entered into a Bridge Loan facility with Waterton Global LLC for $1,500,000. The loan was to be paid within 60 days or be subject to immediate repayment from the $15,000,000 Senior Credit Facility. Security for the loan was a perfected lien and a first priority security interest in all tangible and intangible properties and assets of Gryphon Gold. The loan accrued interest at a 15% rate and included a $30,000 structuring fee, $100,000 for legal and other related expenses, as well as payment of 1,500,000 Series R Warrants, each entitling the lender to purchase one common share of Gryphon Gold stock at a strike price of C$0.1862 per share. The warrants expire on March 20, 2015.

In conjunction with the bridge loan the noteholders of the July and November 2011 debentures were issued an aggregate total of 14,955,308 Series S Warrants, each exercisable to acquire our common shares at a price of $0.164 until September 20, 2013.

Waterton Global Value LP – Senior Credit Facility

On April 18, 2012, we entered into a Senior Secured Gold Stream non-revolving credit facility with Waterton Global Value, LP, by its Investment Manager, Altitude Management Ltd. (the “Senior Facility”), in the aggregate amount of $15,000,000. The full $15,000,000 was advanced to us on April 19, 2012, and we used the proceeds to pay off the Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, as well as our C$3,000,000 10% subordinated secured notes, due in July of 2013, and our C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The amount of monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The Senior Facility bears an interest rate at 5% per annum. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

We paid Waterton a non-refundable structuring fee equal to 1% of the draw-down amount and issued Waterton 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

As part of the Senior Facility, we entered into a Gold and Silver Supply Agreement with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

Management

James T. O’Neil serves as our Chief Executive Officer (CEO). Mr. O’Neil began his career with ASARCO in 1973 where he ended up as Vice President-Finance and Administration from 2001-2004. From 2004-2006 Mr. O’Neil was Vice President-Finance, Controller, & Treasurer with Apollo Gold Corporation. From 2006 until present, Mr. O’Neil served as CFO and Chief Operations Officer of Jipangu International.

R. Llee Chapman serves as our Chief Financial Officer. Mr Chapman has over 30 years of mining and financial experience. Mr Chapman spent 11 years at the Goldstrike Operation for Barrick Gold, was Executive Vice President and Chief Financial Officer for Apollo Gold from 2002 – 2005, spent three years as Regional Vice President of Business Services for Newmont Mining Corp and operated a mining/financial consulting company for several years.

Steven K. Jones serves as our Vice President Exploration. Mr Jones has 34 years of mining and exploration experience.. Mr Jones spent 4 years with Phillips Petroleum as an exploration geologist, 2 years with Getty Mining as a consulting exploration geologist, 4 years with Pegasus Gold as a Senior Geologist, 14 years with Kennecott Exploration as a manager of geology, and 10 years as an international consulting geologist

Lisanna M. Lewis serves as our Vice President - Treasurer and Secretary. Ms. Lewis was appointed in 2010.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

  Our executive management team has significant operating, financial and exploration experience in Nevada and our Borealis management team has many years of heap leach experience in developing and operating mines in the North American.

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

We have focused our activities on Nevada. Mining is an integral part of Nevada’s economy. Nevada ranks fourth in the world in gold production, after South Africa, Australia, and China. Located in the State of Nevada are well known geological trends such as the Carlin Trend, Battle Mountain, Getchell Trend and the Walker Lane Trend. The Borealis Property is also located along the Aurora-Bodie trend which crosses the principal Walker Lane Trend as shown in the illustration below. Borealis, Bodie, Aurora, and other historical producing districts, are aligned along this northeast-southwest belt of significant gold deposits.

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

Year	High	Low	Average

2006	$726	$521	$604
2007	$841	$608	$681
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,896	$1,316	$1,571

(Source: Kitco)

The price of gold closed at $1,570 per ounce on June 25, 2012, based on the London PM Fix Price.

Competition

We compete with a number of other, some of which are larger and better financed, mining companies for the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which are with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to materially affect the price or supply of gold in the world market.

Employees

As of March 31, 2012, we had 4 full-time corporate employees working out of the Carson City Office. Our office in Vancouver, British Columbia was closed in May of 2012, before that we had 1 full time and 1 part time employee working there. As of March 31, 2012, BMC, our wholly-owned subsidiary, had 36 employees including 6 mine management and 30 staff at the site.

Environmental Regulation

Our projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During the year ended March 31, 2012, there were no material environmental incidents or material non-compliance with any applicable environmental regulations.

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

Our operations are regulated by the Mine Safety and Health Administration (MSHA). We strive to maintain a safe and reliable work place for all of our employees. The MSHA regulators make regular inspections at our mine site. The Company has employed a full time Safety Director to insure that safe work practices are followed.

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

We have just begun operating on the Borealis Property and may not have sufficient capital to fully fund all of our obligations, and we recognized that additional resources were required to enable us to continue operations.

At March 31, 2012, we had negative working capital of $7,322,145 with an average cash expenditure rate of $1,000,000 per month in a typical month. This level of activity will change based upon future events. We have instituted a new cost accounting to track production expenditures on a monthly basis. Current assets consisted of $602,343 in cash, $358,005 in accounts receivable, and $171,516 in prepaid expenses, $6,363,016 in metal and supply inventories and $312,549 in deferred debt issue costs. We had $5,004,298 in accounts payable and $1,959,937 in the current portion of our debts.

Subsequent to March 31, 2012, we obtained a $15,000,000 Senior Facility. On April 19, 2012, we drew down the full $15,000,000 and used the proceeds to pay off a Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, C$3,000,000 10% subordinated secured notes, due in July of 2013, and C$4,500,000 10% subordinated secured notes, due November 27, 2013. We intend to use the remaining proceeds for working capital and additional capital expenditures related to our Borealis Project. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. We anticipate that the remaining proceeds from the Senior Facility and cash flow from operations will be sufficient to fund our cash requirements to achieve full production and processing capabilities at the Borealis Project. However, no assurance can be given that we will achieve profitability or positive cash flow from operations and we may require additional financing if we encounter unexpected costs or delays.

Our lease for the Borealis Property is subject to our continuing to perform development work, an activity that requires capital.

Our lease for the Borealis Property, which includes claims covering the principal deposits, states that after January 24, 2009 (twelve years from the effective date of the lease) we must be engaged in active mining, development or processing to automatically extend the term of the lease. Development is defined to mean work or construction in preparation for mining or processing a proven or probable reserves, including further exploration of development drilling of such a reserve. If we do not perform any qualifying development activities within a 365-day period, we are subject to losing our lease rights in the Borealis Property. Qualifying work has been completed on an ongoing basis since the January 24, 2009 trigger date. If projected capital costs or operating costs for the Borealis Project exceed current projections, further mine development is delayed or estimated production revenues are delayed or less than projected, without additional financing in the future, we may not be able to continue production and expansion and we may lose the lease to the Borealis Property.

Risks related to the Borealis Property.

We have limited history of producing metals from our mineral property and there can be no assurance that we can continue to profitably produce precious metals.

While we have moved from the development stage to production, we are subject to risks of a new start-up operation, including, but not limited to:

  mechanical break down and unforeseen maintenance issues;

  equipment capacity limitations and delays in full utilization of equipment and facilities;

  reliability of contractor services and service providers;

  the ability to find sufficient gold reserves to support a mining operation;

  the availability and costs of skilled labor and mining equipment;

  compliance with environmental and other governmental approval and permit requirements;

  our success depends on our ability to achieve operational results that match design parameters in terms of:

  ore grade

  gold and silver metal recoveries

  operating costs

  operating efficiencies

  the availability of funds to finance future development of the property;

  increases in reclamation bonding;

  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

  potential increases in operating costs and working capital increases due to changes in the cost of fuel, power, materials, supplies, and other costs.

The costs, timing and complexities of production may be increased by the remote location of the Borealis Property. It is common in new mining operations to experience unexpected problems and delays during mine start-up and production. In addition, delays in production often occur. Accordingly, we cannot assure you that our activities will result in profitable mining operations or profitably produce metals at any of our properties.

Our exploration activities on the Borealis Property may not be commercially successful, which could lead us to abandon our plans to further develop the property and our investments in exploration.

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

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that our production activities will result in profitable mining operations.

We estimate operating and capital costs for the Borealis Property based on information available to us and that we believe to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for production may significantly fluctuate. In light of these factors, actual costs related to our proposed budgeted production costs may exceed any estimates we may make. We have very little operating history upon which we can base estimates of future operating costs related to the Borealis Property, and we intend to rely upon our future economic feasibility of the project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

  anticipated tonnage, grades and metallurgical characteristics of the material to be mined and processed;

  anticipated recovery rates of gold and other metals from the material;

  cash operating costs of comparable facilities and equipment; and

  anticipated climatic conditions and availability of water.

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

Unless otherwise indicated, mineralization figures presented in this annual report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until material is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

  these estimates will be accurate;

  reserves or other mineralization estimates will be accurate; or

  this mineralization can be mined or processed profitably.

Any material changes in mineral reserves estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

On June 6, 2011, we broke ground and began construction of the Borealis Project. To date, the leach pad, the ponds, power distribution system, refinery and process plant as well as general facilities are in place. We have $19.6 million dollars invested in our property, plant and equipment at year-end.

Because we have just recently started production at our Borealis Property, mineralization estimates, including reserves estimates, for the Borealis Property may require adjustments or downward revisions based upon actual production experience. In addition, the grade of material ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.

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

  structural cave-ins or slides;

  flooding, fire, explosions, cave-ins, pit wall landslides and rock-bursts;

  inability to obtain suitable or adequate machinery, equipment, or labor;

  mine safety risk and risk of closure or significant fines;

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

We currently maintain insurance to insure against general commercial liability claims, losses of equipment and pollution. Our insurance will not cover all of the potential risks associated with a mining company’s operations, and we may be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain hazards as a result of production may be prohibitively expensive to obtain for a company of our size and financial means.

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

  environmental and wildlife protection;

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

All of our exploration, potential development and production activities are in the United States and are subject to regulation by governmental agencies under various environmental laws. These laws address, among other things, emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.

Our operations involve the use of sodium cyanide, which is a toxic material. The use of sodium cyanide is normal for the industry, and appropriate steps are taken to prevent leakage into the environment. However, if the material is discharged, we could incur significant liabilities associated with containment and clean-up, against which we might not be insured.

Additionally, our operations result in emissions of greenhouse gases, which may be subject to increased regulation in the future. In general, environmental legislation is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations requires significant capital outlays, and future changes in these laws and regulations may cause material changes to our operations and future activities. It is possible that future changes in these laws or regulations could have a significant negative impact on our operations at the Borealis Property, or some portion of our business, causing us to re-evaluate those activities at that time.

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

In order to carry out reclamation obligations imposed on us in connection with our production, we have set up a provision for our reclamation obligations at the Borealis Property, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Our operations require us to obtain government permits and approvals.

Permits and approvals from various government agencies, such as the State of Nevada and the United States Forest Service, were required in order to construct and begin operations on the Borealis Property. All major operating permits remain in place, but there are still some additional minor permits or permit modifications to be secured. Though these additional permits should be straightforward to obtain, there can be no assurance that delays will not occur in connection with obtaining these additional permits or later renewing the existing ones. In addition, our permits may be revoked in the future for failure to comply with applicable regulations or for other reasons that may be beyond our control.

We also have gold resources outside of our currently permitted boundaries. If we decide to expand operations additional permits and approvals will have to be obtained from the state and federal agencies in order for us to proceed.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on the services of key executives including, James T. O’Neil, CEO, Steve Jones, Vice President Exploration, Lisanna Lewis, Vice President & Treasurer, Robert Cassinelli, our Project Manager and R. Llee Chapman, CFO, and other highly skilled and experienced employees and consultants focused on our Borealis Property’s production and managing our interests and on-going exploration programs on our other properties. Our management is also responsible for the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for our development activities may have a material adverse effect on our business or future operations. We do not maintain key-man life insurance on any of our key management employees.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is intensely competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the costs associated with production, and the expertise required to operate our project, larger companies with significant resources may have an advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. Competition for resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

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

We will be required to locate additional mineral reserves for our long-term success.

Because mines have limited lives based on proven and probable mineral reserves, we have to continually replace and expand our mineral reserves while the Borealis Property produces gold and other base or precious metals. Our ability to maintain or increase the property’s annual production of gold and other base or precious metals will be dependent almost entirely on our ability to bring new reserves into production.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain directors and officers of Gryphon Gold have served or are serving as officers and directors for other companies engaged in natural resource exploration and development and may also serve as directors and/or officers of other companies involved in natural resource exploration and development.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. We are a small company with a very limited operating history and small revenues and profits, which may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10-K for the year ended March 31, 2012. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

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

While we have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting. During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditors are unable to attest that our internal control over financial reporting is effective, if and when required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

We may be subject to legal proceedings that may have an adverse affect on our results of operations.

On January 31, 2012, we were served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that “advance royalties” which we have paid are not recoverable and are payable during the duration of the mining lease. On February 21, 2012 we filed an answer and counterclaim against the plaintiffs for alleged breach of contract claim. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding and the substantial defense and settlement costs associated with legal proceedings could have a material effect on our future financial position and results of operations. We currently place an amount equal to the accrued offset to the “advance royalties” into a trust account pending the outcome of the litigation.

Risks Related To Our Securities

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future. The market price of our common stock has ranged from a high C$0.35 and a low C$0.13 during the twelve month period ended March 31, 2012. The market price for our common stock closed at C$0.15 on March 31, 2012. The market price of our common stock may fluctuate significantly from its current level in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many mining companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock.

We have convertible securities outstanding, which if fully exercised could require us to issue shares of our common stock and result in dilution to existing shareholders.

As of March 31, 2012, we had 194,103,382 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

  5,940,000 (inclusive of the 550,000 granted to a consultant outside of the stock option plan) shares of common stock issuable upon vested exercise of options outstanding as of March 31, 2012;

  30,748,273 shares of common stock issuable upon exercise of warrants outstanding as of March 31, 2012 (732,215 expiring on June 16,2012); and

  2,727,857 shares of common stock issuable upon converting the $1,909,500 convertible note held by our royalty holders (current exercise amount is $0.70);

Subsequent to March 31, 2012, we issued an additional 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

If all of the convertible securities issued and outstanding as of March 31, 2012 are fully exercised or converted, we would issue an additional 39,416,130 shares of common stock, and our issued and outstanding share capital would increase to 233,519,512 shares.

If all of the convertible securities issued and outstanding as of June 28, 2012 are fully exercised or converted, we would issue an additional 52,270,165 shares of common stock, and our issued and outstanding share capital would increase to 246,373,547 shares.

Our authorized capital consists of 250,000,000 shares of common stock and 15,000,000 shares of preferred stock. If the 52,270,165 were converted as of June 28, 2012, this would leave us with 3,626,453 shares to issue in the future, which may adversely affect our ability to raise additional capital through the issuance of equity.

Historically, our primary source of liquidity is cash that we raised by way of issuances of shares of our common stock. Due to the limited number of authorized shares of common stock available for issuance, we may be unable to raise capital by issuing equity securities unless we amend our Articles of Incorporation and increase our authorized capital with shareholder approval. Alternatively, we would be required to raise capital by issuing debt securities, which may be limited due to our obligations under the Senior Facility. We anticipate that any debt financing we secure in the future would require restrictive covenants, which may impair or restrict our financial condition and future operations. We may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be materially and adversely affected.

The Waterton Senior Credit Facility requires us to repay the amounts we draw down on the credit facility in cash or gold at the option of Waterton.

We entered into Senior Facility with Waterton, and on April 19, 2012 the full $15,000,000 Senior Facility was advanced to us. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The amount of monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The Senior Facility bears an interest rate at 5% per annum. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

Repayment of the Senior Facility may impact our results of operations due to the applied 20% discount to the gold spot price in connection with our repayment obligations. The reduced cash flow could severely limit our business growth and future funding.

In addition, as part of the Senior Facility, we entered into a Gold and Silver Supply Agreement with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

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

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends in the foreseeable future.

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

Borealis Property

Unless stated otherwise, information of a technical or scientific nature related to the Borealis Property is summarized or extracted from the 2011 Study. The 2011 Study was prepared in accordance with the requirements of National Instrument 43-101. Management’s plans, expectations and forecasts related to our Borealis Property are based on assumptions, qualifications and procedures which are set out only in the full 2011 Study. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the 2011 Study which is available for review on the System for Electronic Document Analysis and Retrieval (SEDAR) at the website: www.sedar.com and on the our at www.gryphongold.com.

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

During the year ended March 31, 2012, there were two drilling programs completed on the Borealis Property. The first program consisted of 32 reverse circulation holes for 4,485 feet of drilling and the second consisted of 27 reverse circulation holes for 1,295 feet of drilling. The first program was conducted over the backfilled Borealis Pit as confirmation drilling while the second program was conducted in the historic East Pit as confirmation drilling. The confirmation work was intended to confirm both grade estimate and metallurgical recovery based on fire versus cyanide assaying.

Borealis Property Description and Location

The Borealis Property is located in Mineral County in southwest Nevada, 12 miles northeast of the California border. The Borealis Property covers approximately 15,020 acres. The approximate center of the property is at longitude 118° 45’ 34” West and latitude 38° 22’ 55” North. The figure below shows the location and access to the Borealis Property.

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

  T.6.N-R.28.3 – All of Sections 1,2 and 12. North ½ of Section 13.

  T.6.N-R.29.E. – All of Sections 2 through 11 and 15 through 22. North ½ of Section 14.

  T.7.N-R.28.E. – All of Sections 35 and 36.

  T.7.N-R.29.E. – All of Sections 31 and 32. West ½ of Section 33.

All of the mining claims (including the owned and leased claims) are unpatented, such that paramount ownership of the land is in the United States of America. Claim maintenance payments and related documents must be filed annually with the Bureau of Land Management (“BLM”) and with Mineral County, Nevada to keep the claims from terminating by operation of law. BMC is responsible for those actions. At present, the estimated annual BLM maintenance fees are $125 per claim, or $94,000 per year for all of the Borealis Property claims (751 unpatented mining claims plus one millsite claim). In addition, Mineral County filing and document fees totaling $6,400 are paid to fulfill the annual filing requirements.

Royalty Obligations

The leased portion of the Borealis Property was subject to advance royalty payments of approximately $10,205 per month, payable to the Borealis Owners. These advance royalty payments were subject to annual adjustments based on changes in the United States Consumer Price Index. The leased portion of the Borealis Property is currently subject to a production royalty that consists of a 5% Net Smelter Royalty (NSR). We intend to start payment of the 5% NSR after all advance royalties have been recouped, but we are presently putting this 5% NSR and the $10,205 advance royalty payments into a trust account due to terms listed in the lease agreement of 1997. See Item 3. Legal Proceedings.

On August 22, 2008, we entered into a 12-month option agreement, at a cost of $250,000, with an option to amend the Borealis Property mining lease at 5%, versus the uncapped variable rate upon payment of $1,750,000 in cash, 7,726,250 shares of common stock and a three-year, $1,909,500 5% note payable. The option period was extended for an additional six months for a payment of $125,000, settled through the issuance of common stock. On February 12, 2010, we entered into an agreement to extend the option agreement from February 22, 2010 until August 22, 2010 and to extend the condemnation period from August 22, 2010 to August 22, 2011, in consideration of $150,000, comprised of cash of $25,000 and shares of common stock equal to $125,000, calculated based on eighty percent of the average five day closing price immediately prior to the payment date. On August 11, 2010, the option was extended until February 22, 2011 for a cash payment of $150,000. On February 2, 2011 the option was extended on a month-to-month basis for up to six months beginning February 22, 2011 in consideration for $25,000 per month. Under the terms of the amended option agreement, Gryphon has agreed to exercise the option and fix the Borealis Net Smelter Return (NSR) royalty at 5% on the tenth business day following the closing of any offering to raise $8 million or more and the leaseholders have agreed to accept a two year, 5% promissory note in the principal amount of $1.6 million in lieu of a portion of the original $1.75M cash payment due on exercise of the Option. The option was exercised on May 20, 2011. Upon exercise of the Option, we paid the leaseholders $150,000 in cash, issued a $1.6 million promissory note, 7,726,250 shares of common stock and a convertible promissory note in the principal amount of $1.9 million.

At present, there is no royalty payable to the United States or the State of Nevada on production from unpatented mining claims, although legislative attempts to impose a royalty have occurred in recent years.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Primary access to the Borealis Property is gained from an all weather county gravel road located about two miles south of Hawthorne from State Highway 359. Hawthorne is about 133 highway miles southeast of Reno. The Borealis Property is about 12 road miles from Hawthorne.

The elevation on the property ranges from 7,200 ft to 8,200 ft above sea level. This relatively high elevation produces moderate summers with high temperatures in the 90°F (32°C) range. Winters can be cold and windy with temperatures dropping to 0°F (-18°C). Average annual precipitation is approximately 10 inches, part of which occurs as up to 60 inches of snowfall. Historically, the Borealis Property has been operated throughout the year with only limited weather related interruptions.

Topography ranges from moderate and hilly terrain with rocky knolls and peaks, to steep and mountainous terrain in the higher elevations.

The vegetation throughout the project area is categorized into several main community types: pinion/juniper woodland, sagebrush, ephemeral drainages and areas disturbed by mining and reclaimed. Predominate species include pinion pine, Utah juniper, greasewood, a variety of sagebrush species, crested wheat grass and fourwing saltbush.

Water is available from two water basins located approximately 5 miles and 7 miles south of the mine site, respectively. Water for historical mining operations was supplied from the basin 5 miles away from the site. We have obtained permits from the Nevada Division of Water Resources to access water from each of these basins. We believe that each of these basins, individually, are providing sufficient water supply for our operations.

The Borealis site has been reclaimed by the prior operator to early 1990’s standards. The pits and the project boundary are fenced for public safety. Currently, access to the pits and heap leach areas is gained through a locked gate. All existing roads in the project area are two -track roads with most located within the limits of the old haul roads that have been reclaimed.

The nearest available services for both mine development work and mine operations are in the small town of Hawthorne, via a wide well-maintained gravel road. Hawthorne has substantial housing available, adequate fuel supplies and sufficient infrastructure to meet basic supply requirements. Material required for operations are generally available from suppliers located in Reno, Nevada.

Historical Gold Production

Photograph of Borealis district.
View to the east, with Freedom Flats pit in foreground.
The photograph shows the site as it was circa 1991.

Several gold deposits have been previously defined through drilling on the Borealis Property by prior owners. Some gold deposits have been partially mined. Reports on past production vary. The past gold production from pits on the Borealis Property, as reported by prior owners is tabulated below. The total of past gold production was approximately 10.6 million tons of ore averaging 0.057 ounces per ton (opt) gold. Mine production resulting from limited operations in 1990 is not included. Although no complete historical silver production records exist at this time, the average silver content of ore mined from all eight pits appears in the range of five ounces of silver for each ounce of gold.

Reported past Borealis production, 1981-1990(1)

Crushed and Agglomerated Ore(2)	Tons	Grade	Contained
Borealis	1,488,900	0.103	153,360
Freedom Flats	1,280,000	0.153	195,800
Jaime’s/Cerro Duro/Purdy	517,900	0.108	55,900
East Ridge	795,000	0.059	46,900
Gold View	264,000	0.047	12,400
Total	4,345,800	0.107	464,360
Run of Mine Ore(3)
Polaris (Deep Ore Flats)	250,000	0.038	9,500
Gold View	396,000	0.009	3,500
Northeast Ridge	3,000,000	0.025	75,000
East Ridge	2,605,000.021		54,700
Total	6,251,000	0.023	142,700
Grand Total	10,596,800	0.057	607,060

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

Gold-silver mineralization, silicified fault breccias, zones of silicification, and associated alteration is structurally controlled. The most important structural trends defined in the district are:

  Principal displacement zone: Cerro Duro Fracture Zone (CDFZ), striking approximately N70- 75W, brittle fracture system,

  Transitional zone: Freedom Flats-Borealis-East Pit-Northeast Pit (FFBENE), striking approximately N50E,

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

In early 2006 we completed four holes into the North Graben geophysical anomaly and one additional hole was drilled in 2007. All the holes intercepted a hydrothermal system as indicated by several zones of silicification, and pyrite up to 20 percent. None of the holes contained significant amounts of gold, but were geochemically anomalous in gold and silver, and other important trace elements. North Graben is a target area that needs additional study and drilling to determine if a gold deposit is present.

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

Eight RC holes were drilled in this area during late 2006 and 2007. All of these holes encountered intense hydrothermal alteration with anomalous gold and favorable trace element geochemistry. A subsequent CSAMT survey indicates that these holes may have encountered the margins of a high-sulfidization gold system. Additional drilling is planned to test the CSAMT anomaly.

Sunset Wash Prospect

The Sunset Wash prospect consists of a gravel-covered pediment underlain by extensive hydrothermal alteration in the western portion of the Borealis district. Sixteen holes drilled by Echo Bay Mines indicate that intense alteration occurs within a loosely defined west-southwest belt that extends westerly from the Jaimes Ridge/Cerro Duro deposits. At the western limit of the west-southwest belt, Cambior’s IP survey and drilling results can be interpreted to indicate that the alteration system projects toward the southeast into the pediment. Cambior conducted a gradient array IP survey over the Sunset Wash area effectively outlining a 1,000 by 5,000 foot chargeability anomaly. The anomaly corresponds exceptionally well to alteration and sulfide mineralization identified by Echo Bay’s drill hole results. Two structures appear to be mapped by the chargeability anomaly; one is a 5,000-foot long west-southwest-trending structure and the other is a smaller, northwest-trending structure. Alteration types and intensity identified by the drilling, combined with the strong IP chargeability high and the aeromagnetic low, strongly suggest that the robust hydrothermal system at Sunset Wash is analogous to high-sulfidation gold systems. Cambior drilled three holes to test portions of the Sunset Wash geophysical anomaly and to offset other preexisting drill holes with significant alteration. The westernmost of Cambior’s three holes encountered the most encouraging alteration and gold mineralization suggesting that this drill hole is near the most prospective area. This drill hole intercepted hydrothermally altered rock from the bedrock surface to the bottom of the hole, including an extremely thick zone of chalcedonic replacement in the lower two-thirds of the hole. Three holes were drilled in the same area, all of which encountered strongly developed hydrothermal alteration with anomalous gold and favorable pathfinder trace elements. To assist in defining the target a CSAMT survey was conducted late in 2007 and further defined the anomalous zone. Additional drilling is planned to test the center of the anomaly.

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

Gryphon Gold Drilling Program

Since acquiring the Borealis Property, we have drilled 360 holes totaling 165,998 feet. The majority of these holes were drilled in, and around, known gold deposits. Less than 30 holes can be considered exploration holes in areas located outside the Borealis Project boundary.

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

Gryphon Gold Operations — Sampling, Analysis, Quality Control and Security

The work we performed to evaluate the 32 holes drilled in 2004 on the five previously leached heaps and two waste dumps was done by a sonic rig to retrieve core-like samples. All drill holes were drilled vertical, with the sample immediately slid into a plastic sleeve that was sealed and marked with the drill hole number and footage interval. These plastic sample sleeves were not reopened until they reached the analytical lab. A Qualified Person and geologist monitored all of the drill procedures and the handover to the analytical lab. A non-blind standard was added as the last sample of each hole, which was obvious to the lab since the standard was in a pulp bag, although the lab did not know the gold value of the standard.

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

During November 2010 Gryphon Gold drilled 23 reverse circulation holes into the Freedom Flats portion of the Leach Pad 1 and 5 holes into the Re-leach portion of the Pad 1. A total of 1,630 feet were drilled with individual hole depths ranging from 30 feet to 85 feet. The drilling program planned that no hole would penetrate the plastic liner and each hole was terminated approximately ten feet above it. Five foot samples were collected over each hole and these were assayed for both gold and silver, soluble gold and silver, mercury, sulfur, and other elements. The holes in this program were drilled to give confirmation of previous results and to upgrade our confidence that these old pads contained economically attractive resources.

During the past year Gryphon Gold drilled 59 reverse circulation holes into the historic Borealis Pit resource area and the historic East Pit resource area. A total of 5,780 feet were drilled with individual hole depths ranging from 35 feet to 200 feet. Five foot samples were collected over each hole and these were assayed for gold by fire assay and cyanide soluble gold, and for silver by ICP. The holes in this program were drilled for confirmation of modeled grade and cyanide recovery.

Borealis Mineralization Estimate

A mineralization model was developed for the Borealis Property and is detailed in the April 28, 2008 report, entitled Technical Report on the Mineral Resources of the Borealis Gold Projected Located in Mineral County, Nevada, USA, compliant with National Instrument 43-101 (“Technical Report”), which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on May 12, 2008. The Technical Report details mineralization on the Borealis Property. The Technical Report states that the recommended course of action for Gryphon Gold is to increase gold mineralization by completing additional drilling primarily in the previously mined areas, to complete a technical report to determine the feasibility of near term production, and through continued drilling and exploration, delineate possible new mineralization on the Borealis Property.

The independent NI 43-101 compliant Preliminary Assessment (“PA”) that was completed September 2, 2008 concluded that there is significant mineralization which “could support an open pit, heap leach gold and silver mine. Based on historical operational data and similar deposits and projects in the area, the field-proven process technology selected (heap leach and ADR plant, using carbon absorption) will be able to effectively produce gold and silver ore for sale.” The PA was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on October 10, 2008. The Technical Report details mineralization on the Borealis Property. The Pre-Feasibility Study as at September 17, 2009 was completed and authored by John R. Danio, P.E. of Denver, Colorado. The Pre-Feasibility Study was furnished to the SEC as Exhibit 99.2to our Form 8-K as filed on September 22, 2009 The Pre-Feasibility Study is based on open pit mining and heap leaching of oxide and mixed oxide ores that occur in and around previously mined open pits and re-leaching of ores that were mined and leached during prior operations. Telesto Nevada Inc. and the authors of the Pre-Feasibility Study recommended that the Borealis Project be put into production.

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

Drilling and Feasibility

We plan to continue our drilling and exploration program with the intent of locating additional sulfide and oxide gold mineralization on the Borealis Property. The primary focus of the program will be within the previously disturbed area, the Graben zone and in the Central and Western Pediment areas. Once sufficient additional potential mineralization is discovered, we will assess possible methods of increasing our production.

Mineralized Material Expansion and Drilling Program

We previously undertook a systematic district-scale drilling program designed to discover and delineate large gold deposits within the greater Borealis Property, outside of the known mineral deposits, which will focus along known mineralized trends that project into untested gravel-covered areas with coincident geophysical anomalies. The greatest potential in the district lies beneath a large gravel-covered area at the mountain front with several potential blind deposits (no surface expression). The Graben zone is an example of this type of deposit, and other high-potential targets include Rainbow Ridge/Tough Hills, Sunset Wash, Lucky Boy, and others yet to be named generally within the areas referred to as the Central and Western Pediments. To date we have drilled and assayed 206 holes as part of the district-wide exploration program.

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

In order to satisfy the reclamation surety requirements of the U.S. Forest Service, we put in place a cash bond. Cash bonding is the only alternative available for start-up companies where substantial financial strength is absent. When operations generate a strong cash position other alternatives such as a letter of credit or an insurance policy may become viable alternatives. An insurance policy, if obtained on terms acceptable to us, would require us to pay into a “commutation” account of the insurer the agreed cost of the initial future reclamation work. The initial amount covered under the policy will be funded by a deposit into the “commutation” account, in an amount to be negotiated. The amount covered by the policy is expected to increase as reclamation costs increase due to expanded mining related disturbances. This additional policy coverage is expected to be funded from mining revenue once the mine is in operation. Once funded, the account will be available to pay for concurrent and final reclamation expenses as they are incurred. The policy is expected to provide us a mechanism to manage the overall cost of reclamation for a known cost for the entire life of mine and provide financial assurance required by the U.S. Forest Service. The National Environmental Policy Act (NEPA) requires that any decision made by a Federal agency must consider the environmental effects of that decision. The USFS will decide whether or not there is a decision to be made, and whether that decision is significant or not. If there is no decision to be made, as in the instance of Categorical Exclusions (CE), the project can proceed with notification only. CE’s are allowed when surface disturbances are limited to less than one mile of new road building. If a decision must be made, an environmental impact evaluation is completed and from that analysis, a determination of whether the environmental impact is significant or not. If the determination is a “finding of no significant impact” (FONSI), then the agency is authorized to approve the plan based on the Environmental Assessment (EA) findings. If the decision is that the impacts are in fact significant, then an Environmental Impact Statement (EIS) is required to arrive at the final decision. There is a significantly increased time period for review and public comment for an EIS versus an EA. Approvals of Gryphon Gold’s site exploration activities to date were authorized under a CE.

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

At the completion of the NEPA process and decision, the reclamation surety must be posted with the USFS prior to any surface disturbance on site. The reclamation cost estimate provided in the Plan of Operations has been reviewed and refined by the agency and an acceptable amount agreed upon among the U.S. Forest Service, BMRR and us.

Nevada Division of Water Resources (“NDWR”) Requirements

The Borealis Property involves significant water demand in an arid region where the water basin has been over-appropriated and for which project water rights have been withdrawn. Successful mining and processing requires careful control of project water and efficient reclamation of project solutions back into the leaching process.

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

We believe that water rights granted to us by the NDWR are sufficient to continue operations. A wellfield to perfect this water supply has been tested and developed in operations.

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

NDEP — Bureau of Air Quality Requirements

The Nevada Bureau of Air Quality (“BAQ”) regulations state that a process flow diagram must be generated to communicate the technical aspects of the process/activity and determine which class of permit will be required. We have prepared the required process flow diagram and submitted our permit application. On April 28, 2006 the Class II air quality permit was issued by BAQ. Because Gryphon was not able to move the project into construction within the air permit time frame, NDEP kept this old permit in force while a new air quality and mercury permit application was being developed and approved. The mercury Operating Permit was approved in July of 2011. This new air permit review is now nearing completion for us to receive a Class I-A Air Quality Operating Permit in the first quarter of next year.

Permitting Process

We intend to maintain the permits we have received that are necessary for continued operations. Maintaining the permits necessary for mine start up does not require us to complete a feasibility study. The principal permits were issued during calendar 2006, while ordinary course permits will be sought prior to the possible mine start up.

The following is a summary and status of the permits required for the Borealis Gold Project:

  An Approved Plan of Operations from the USFS, Humboldt-Toiyabe National Forest has been received. The Environmental Assessment (“EA”) was approved for the Plan of Operations with a Finding of No Significant Impact (“FONSI”) on June 19, 2006. The Decision Notice was published on June 22 and 23, 2006 and is not appealable. Final revisions to the Plan of Operations were submitted to the USFS on June 23, 2006 and the USFS signed the Plan on June 29, 2006. The Plan of Operations has been implemented and a reclamation bond is posted with the USFS. The initial bond amount was $2.5 million.

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

  A Reclamation Permit from the NDEP-BMRR and reclamation bond amount were approved on June 23, 2006. This permit is the State of Nevada’s approval of the Plan of Operations and is effective with the posting of the reclamation bond with the USFS. Subsequent to its approval and based on the new phased development plan the bond amount has been re-estimated at $3 million. This revised bond estimate has been submitted to the NDEP and the Forest Service for review and approval. As of January 25, 2012 $2,569,756 has been deposited with USFS towards this Reclamation Permit.

  A Tentative Permanent Closure Plan to be administered by the NDEP-BMRR was submitted with the WPCP application and accepted by NDEP-BMRR. A Final Permanent Closure Plan will not need to be developed until 2 years prior to project closure.

  NDEP-Bureau of Air Pollution Control (“BAPC”) issued the Air Quality Operating Permit on April 28, 2006 for the Borealis processing facilities. The State of Nevada soon afterwards adopted new regulations regarding mercury emissions, and an application was filed under this new State program on September 14, 2006, as a compliance order pursuant to the approved air quality permit. The permit was renewed in 2010. Approval of the mercury permit was completed in July 2011 prior to the startup of the ADR plant. The EPA, in February 2010, published a rule for precious metal mines requiring that mines that are predominately mining gold ore become permitted as Title V facilities. The Class I-A Air Quality Operating Permit was submitted in June of 2011.

  A Surface Area Disturbance Permit from the NDEP-BAPC was approved and granted to BMC on April 3, 2006 for disturbances associated with construction and mining activities.

  The Storm Water Pollution Prevention Plan (“SWPPP”) has been prepared for the project. A Notice of Intent, filing fee, and the SWPPP was submitted to the Bureau of Water Pollution Control (“BWPC”) in July of 2011 to obtain coverage under the general National Pollutant Discharge Elimination System (“NPDES”) permit for Nevada mines.

  A Spill Prevention, Control, and Countermeasure (“SPCC”) Plan, under the jurisdiction of the U.S. Environmental Protection Agency (“EPA”), was prepared and implemented before starting operations. The SPCC Plan provides methods for storing, transporting, and using petroleum products as well as emergency response measures in the event of a release.

  A preliminary Emergency Release, Response and Contingency Plan (“ERRCP”) was submitted with the Plan of Operations. The ERRCP provides methods for storing, using, and transporting process chemicals on site as well as emergency response measures in the event of a release. A final ERRCP was prepared and implemented prior to the start of leaching and processing activities. Both the USFS and the NDEP-BMRR require the ERRCP.

  Threatened & Endangered Species Act: No known threatened or endangered species have been identified within the project area. A Biological Assessment and Biological Evaluation (“BA/BE”) and a Wildlife Specialist Report were approved by the USFS on June 6, 2006. These reports identified three USFS sensitive plants and two other plant species of concern within the project area. Mitigation measures were developed for these plants and incorporated into the EA and Plan of Operations. The USFS concluded that the project may impact individual plants and plant habitat but will not likely contribute to a trend towards listing or cause a loss of viability to the population or species. However at this time there is an active petition to list the Sage Grouse on the Threatened Endangered Species list. There are several known lecks around the project and a listing of this bird could have a significant impact on the project area. Both the State of Nevada and the US Fish and Wildlife Service are studying the issue to determine what mitigation measures need to be taken to avoid this listing.

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

  Water Rights: Water Rights have been granted by the Nevada Division of Water Resources (“NDWR”) for two production wells located approximately 3 miles south of the project, in the same vicinity as the supply wells from the previous mining operation. The first well was drilled in 2008 (WW-1A) and test pumping was successful. The second well was drilled in 2009 (WW-2A) and tested with excellent results. Based on historic well productivity records, these water rights and points of diversion have the capacity and productivity to meet project needs.

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

In addition to the permits listed above, there are a number of miscellaneous permits, licenses, authorizations, or plans that will be required for the project. These permits are necessary, but not considered cumbersome or time consuming to secure. The following list includes all known minor permits that may be required and the corresponding regulatory agency:

Permit/License/ Authorization/Plan	Agency	Comments
Explosives License or Permit	U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives	Requires submitting identification information for employees who are authorized to possess explosive materials. ATF will act on the application in 90 days.
Hazardous Waste Generator Number (Registration)	EPA and NDEP	Completed as a conditionally exempt small generator.
Drinking Water Supply (Approval of Plans)	NDEP – Bureau of Safe Drinking Water (“BSDW”)	Facility design was submitted in April, 2011 and we are currently waiting for approval of this design.
Radio Communications Permit	Federal Communications Commission (“FCC”)	Complete
MSHA Identification Number and MSHA Coordination	U.S. Department of Labor Mine Safety and Health Administration (“MSHA”)	Completed in 2010.
Building Permit	Mineral County Fire Marshall	A full set of plans to the Mineral County Fire Marshall was submitted in June of 2011 for approval.
Special Use Permit	Mineral County, Planning Commission	Application has been submitted and was approved in June of 2011.
Septic Tank (Small Capacity Commercial Wastewater Disposal System)	NDEP-Bureau of Water Pollution Control	Design for septic tank was submitted for review and we expect approval in the 2nd Qtr of 2012
Notification of Commencement or Closing of Mine Operations	Nevada Department of Business and Industry, Division of Industrial Relations, Mine Safety Section	Complete
Industrial Artificial Pond Permit	Nevada Department of Wildlife	Complete
Fire Protection Certification	Nevada Department of Public Safety; Nevada State Fire Marshall	Contact will be made with the State Fire Marshall.
Right of Way for a Power Line (approximately 5,000 linear ft)	BLM USFS	Complete
Petroleum Contaminated Soils (”PCS”)	NDEP	Needed prior to installation of the truck shop.

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

United States Regulatory Matters

General

All of our activities in the United States are subject to regulation by governmental agencies under various mining and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water-pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies. We believe that we are in substantial compliance with all such applicable laws and regulations. While these laws and regulations govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our operations or financial condition. We evaluate our projects in light of the cost and impact of regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.

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

Copper Basin Property

We do not consider the Copper Basin Property to be one of our material properties. The Copper Basin Property is an exploration stage property and does not currently have any known Guide 7 compliant reserves.

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

On January 31, 2012, we were served with a complaint alleging breach of contract that was filed in the First Judicial District court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that “advance royalties” which have been paid by Gryphon Gold are not recoverable and are payable during the duration of the mining lease. Gryphon Gold deducts previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. We believe their claims are without merit and intend to vigorously defend against the claims. On February 21, 2012, we filed an answer and counterclaim to the royalty holders’ complaint. In the answer and counterclaim we alleged breach of contract against the royalty holders. We currently place an amount equal to the accrued offset to the “advance royalties” into escrow pending the outcome of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

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

The high and low sales prices of our common stock on the TSX were as follows:

Period	High	Low
2012
Second Quarter – June 25, 2012	Cdn$0.19	Cdn$0.11
First Quarter	Cdn$0.26	Cdn$0.13
2011
Fourth Quarter	Cdn$0.37	Cdn$0.24
Third Quarter	Cdn$0.32	Cdn$0.14
Second Quarter	Cdn$0.16	Cdn$0.15
First Quarter (TSX)	Cdn$0.25	Cdn$0.13
2010
First Quarter (TSX)	Cdn$0.23	Cdn$0.13
Second Quarter (TSX)	Cdn$0.20	Cdn$0.10
Third Quarter (TSX)	Cdn$0.18	Cdn$0.09
Fourth Quarter (TSX)	Cdn$0.28	Cdn$0.15

As of June 25, 2012, we had 194,103,382 shares of common stock issued and outstanding, held by approximately 2,500 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Reporting Company and Affiliates

Equity Compensation Plans

Securities Authorized for Issuance

On March 29, 2005, our Board of Directors adopted a stock option plan which was approved by our shareholders on May 13, 2005. As of April 16, 2011, all options granted under this stock compensation plan have been either forfeited or exercised (107,500) and the plan is no longer in effect.

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

On September 8, 2009, at the special meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the 2006 Omnibus Incentive Plan. After the shareholders approved increase, the 2006 Omnibus Incentive Plan authorizes us to grant 6,000,000 options of common stock and 1,000,000 restricted stock units.

On September 8, 2011, at the annual general meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholders approved the increase, the 2006 Omnibus Incentive Plan authorizes us to grant 12,000,000 options of common stock and 1,000,000 restricted stock units.

As of June 25, 2012 we had granted 12,022,000 stock options, of which 5,629,500 were forfeited and 150,000 were exercised pursuant to the terms of our Omnibus Incentive Plan as described below with expiry dates to 2017; 1,126,170 restricted stock units had been granted as of June 25, 2012, of which 142,750 have been forfeited and the equivalent of 42,500 were issued in cash pursuant to the terms of our Omnibus Incentive Plan.

We have no equity compensation plans in place that have not been approved by our shareholders. The table below shows securities issued under our equity compensation plans as of June 25, 2012.

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants,	options, warrants,	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,242,500(1)	$0.30*	5,474,080(2)
Equity compensation plans not approved by security holders	--	--	--
TOTAL	6,242,500	--	5,474,080

(1)	Consists 6,242,500 outstanding options granted from the Omnibus Incentive Plan.

(2)	Consists of 5,457,500 options and 16,580 restricted stock units remaining under the Omnibus Incentive Plan.

*	Based on the March 31, 2012 exchange rate of Cdn$1 equals US$1.0025

2006 Omnibus Incentive Plan

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

Our Board of Directors may at any time terminate or amend the Plan in any respect, provided however, that the board may not, without the approval of the shareholders, amend the Plan or any option granted thereunder in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

Sale of Unregistered Securities

All sales of unregistered securities prior to March 31, 2012 were previously reported in our quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable to smaller reporting company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview:

Exploration

During the year ended March 31, 2012, there were 2 drilling programs completed on the Borealis Property. The first program consisted of 32 reverse circulation holes for 4,485 feet of drilling and the second consisted of 27 reverse circulation holes for 1,295 feet of drilling. The first program was conducted over the backfilled Borealis Pit as confirmation drilling while the second program was conducted in the historic East Pit as confirmation drilling. The confirmation work was intended to confirm both grade estimate and metallurgical recovery based on fire versus cyanide assaying.

Development

On June 6, 2011, construction commenced on the Borealis Project. During the current fiscal year (ended March 31, 2012), the leach pad was completed, fluid ponds were constructed, roads were improved, power installed, facilities erected and the property put into commercial production. The ADR was approximately 90% complete, and operational. Our first bar of doré was poured on March 30, 2012.

Transactions during year ended March 31, 2012

On May 24, 2011, we closed an offering of 89,060,000 shares of common stock at a price of US$0.125 per common share (CDN$0.12 per common share) for aggregate gross proceeds of US$10,902,500. As compensation to the Underwriters in connection with the Offering we granted the Underwriters warrants exercisable to purchase shares of common stock, expiring November 10, 2013, at an exercise price of US$0.30 per share. Additionally, in consideration for services rendered by the Underwriters, we paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds of the Offering.

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

On July 27, 2011, we closed a $3,169,514 debt offering of units at a price of $1,000 CAD per unit. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 Series P Warrants. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.20 USD per share until January 27, 2013. We also issued each of Acumen and Roth 112,500 Broker Warrants exercisable to acquire shares of common stock at a price per share of US$0.20, until January 27, 2013. The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 2011. The debentures were issued under the Trust indenture, which contains customary terms, conditions and covenants. The debentures were secured by a pledge of shares of BMC and a general security interest in the assets of Gryphon Gold. We repaid these debentures in April 2012.

On November 22, 2011 we closed a $4.3 million debt offering of units. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing November 23, 2012 and 750 Series Q Warrants. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.40 USD per share until May 22, 2013. The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, and September 30. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants, including restrictive covenants that limited our ability to issue equity and debt securities. The debentures were secured by a pledge of the shares of BMC and a general security interest in our assets which was subordinate to the security interest granted to holders of the debentures issued on July 27, 2011. We repaid these debentures in April 2012.

On March 20, 2012, we entered into a Bridge Loan facility with Waterton Global LLC for $1,500,000. The loan was to be paid within 60 days or be subject to immediate repayment from the $15,000,000 Senior Credit Facility. Security for the loan was a perfected lien and a first priority security interest in all tangible and intangible properties and assets of Gryphon Gold. The loan accrued interest at a 15% rate and included a $30,000 structuring fee as well as payment of 1,500,000 Series R Warrants, each entitling the lender to purchase one common share of Gryphon Gold stock at a strike price of C$0.1862 per share. The warrants expire on March 20, 2015. We repaid the Bridge Loan in April, 2012.

In conjunction with the bridge loan the noteholders of the July and November 2011 debentures were issued an aggregate total of 14,955,308 Series S Warrants, each exercisable to acquire our common shares at a price of $0.164 until September 20, 2013.

Subsequent to year end on April 19, 2012, we entered into a Senior Secured Gold Stream non-revolving credit facility with Waterton Global Value, LP, by its Investment Manager, Altitude Management Ltd. (the “Senior Facility”), in the aggregate amount of $15,000,000. The full $15,000,000 was advanced to us on April 19, 2012, and we used the proceeds to pay off the Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, as well as our C$3,000,000 10% subordinated secured notes, due in July of 2013, and our C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The amount of monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The Senior Facility bears an interest rate at 5% per annum. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

We paid Waterton a non-refundable structuring fee equal to 1% of the draw-down amount and issued Waterton 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

As part of the Senior Facility, we entered into a Gold and Silver Supply Agreement with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

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

  Revenue Recognition: Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser is recorded net of charges for treatment, refining, smelting losses, and other charges negotiated by us with the purchaser.

  Inventories: We record gold in process, gold doré, and gold on carbon at lower of cost or market. Costs capitalized to in process and finished goods inventory include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, plant and equipment; and local mine administrative expenses. Mine operating supplies are recorded at the lower of purchase cost or net realizable value. We record provisions to reduce inventory to net realizable value to reflect changes in economic factors that impact inventory value or to reflect present intentions for the use of slow moving and obsolete supplies inventory.

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
  Our total employees are relatively few in number and turnover is considered remote, therefore we currently estimate forfeitures to be 23%. Estimation of forfeitures will be reviewed on a quarterly basis.

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

Year ended March 31, 2012 compared to year ended March 31, 2011

For the year ended March 31, 2012 we had a net loss from continuing operations of $5,121,372 or $0.03 per share compared to a net loss from continuing operations of $3,383,599 or $0.04 per share and a net income from discontinued operations of $635,708 or $0.01 per share for the prior fiscal year. Construction of the Borealis Project began in June 2011 and the leaching cycle began in late September 2011 with the first shipment of loaded carbon accomplished in October 2011, and the first doré bar poured on March 30, 2012. Despite the rapid move to commercial shipments of loaded carbon and ultimately gold, the Borealis Project faced a number of startup issues resulting in considerably lower than expected production for the year ended March 31, 2012. In the course of operations we experienced three key challenges that resulted in less than anticipated production rates.

  The amount of material placed on the leach pad was severely limited due to the contractor being unable to produce leach pad overliner in a timely manner;

  Lower than projected material delivered to the leach pad due to our crusher being removed from site for approximately two months and the temporary crusher not meeting specifications for planned production levels; and

  The pump delivering the barren solution to the leach pad was not the correct size and was providing less than 50% of original operating requirements.

All of the above challenges were remedied in our fourth quarter.

Our revenues were derived from loaded carbon sales. During the year we sold 32 tons of carbon containing approximately 1,580 gold ounces. Revenues were $2,737,842. We delivered 529,729 tons to the leach pad for the year containing 6,409 recoverable ounces (using a 40% recovery rate).

Exploration expenses during the year ended March 31, 2012 were $113,483 compared to $949,022 in the same period in the prior fiscal year. The decrease is due to directing resources towards the commencement of production, with a majority of the costs incurred on the property being capitalized as development.

Management salaries and consulting fees for the year were $1,411,379 compared to $1,195,968 incurred in the prior fiscal year. Total non-cash compensation expense due to the recognition of costs related to stock options was $277,283 in the year ended March 31, 2012 compared to the prior fiscal year of $184,410.

Interest expense, net of capitalized interest, was $979,510 for the year compared to $1,040 in the same period in the prior fiscal year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty and the debt offerings completed in July 2011 and November 2011.

We had a loss on the modification of debt of $1,590,321 compared to nil in the same period in the prior fiscal year. The loss was derived from the fair value of warrants, $972,412, issued to existing noteholders in return for the forbearance of the debt covenants which created a substantial modification in the terms of the notes. Also included in the loss were the deferred debt issue costs, $358,503, and discount to notes payable, $319,634, previously capitalized.

Liquidity and Capital Resources

Historically, our primary source of liquidity is cash that we raise by way of sale of common stock from treasury, other equity securities, and debt financings. Based upon our current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash revenue from our Borealis Project. In addition, on a going forward basis the sale of common shares may be a source along with a variety of debt instruments to go along with continuous sales of gold and silver doré.

Borealis Lease

We anticipate continuing to take all steps necessary to preserve our rights to the Borealis Property under the existing terms of the property lease. We also intend to work with the USFS to maintain our permits under the Plan of Operations. These steps are intended to preserve the existing value of the Borealis Property for our shareholders.

Borealis Project

Based upon the April 25, 2011 Pre-Feasibility Update and subsequent to the successful completion of a$10.9 million public offering on May 18, 2011, we began construction and development of the Borealis Project. Our plan was based on the Plan of Operations filed with the U.S. Forest Service and could change based on additional information as it is acquired and analyzed in our ongoing engineering studies and facts on the ground to expand production.

Capital Resources

During the year ended on March 20, 2012, we used the $1,500,000 we received from the Waterton bridge loan to fund our working capital and fund the operations at the Borealis project. The Waterton bridge loan had an interest rate of 15% per annum. We used part of the proceeds of the Senior Facility to repay the Waterton bridge loan.

At March 31, 2012, we had working capital of $843,193 with an average cash expenditure rate of $1,000,000 per month in a typical month. This level of activity will change based upon future events. We have instituted a new cost accounting to track production expenditures on a monthly basis. Current assets consisted of $602,343 in cash, $358,005 in accounts receivable, and $171,515 in prepaid expenses, $6,363,016 in metal and supply inventories and $312,549 in deferred debt issue costs. We had $5,004,298 in accounts payable and $1,959,937 in the current portion of our debts.

We have just begin operating on the Borealis Project and we believed that additional resources were required to enable us to expand current production, meeting financial obligations and begin Phase 2. We intend to expand the Borealis Project with the capital received from Waterton Global LLC on April 19, 2012. However, no assurance can be given that we will achieve profitability or positive cash flow from continuing operations. We may raise additional funds through debt and/or equity financing. However, access to additional capital may not be available on terms acceptable to us or at all. If we are unable to raise additional capital and expected revenues do not result in positive cash flow from operations, we will not be able to meet our obligations and may have to suspend or cease operations.

We expect in the upcoming months as production is expanded that our costs will range between $1.0 and $2.0 million per month. The current average burn rate of $1,000,000 per month does not include all anticipated costs, including annual claim maintenance fees, or advance royalty payments and 5% NSR

During the year ended March 31, 2012, we used cash in operating activities of $5,441,086 which included our net loss during the year of $5,121,372 this was off-set by depreciation, ARO accretion, loss on the disposal of assets, non-cash compensation, amortization of debt offering costs, amortization of notes payable discount, changes in liability of warrants, loss on a modification of debt, and changes in non-cash working capital .We had increases of $2,991,584 in accounts payable, $48,799 prepaid expense, $328,113 in accounts receivable and $5,886,776 in inventories.

We used cash from investing activities of $12,348,575 including $2,613,666 in reclamation bonds, $9,618,934 in property, plant and equipment, payment of $150,000 to amend the royalty option, proceeds of $2,975 from a small note receivable, and $31,050 from an insurance claim on equipment.

We received cash from financing activities of $17,564,408, including debt offering of $8,533,743, payment on notes payable of $223,521, proceeds of $11,134,317 from the sale of common shares, exercise or stock options and warrants, net of debt and share issue costs of $1,880,131. Cash decreased during the period by $234,114 to $602,343 as at March 31, 2012.

Subsequent to March 31, 2012, we obtained a $15,000,000 Senior Facility. On April 19, 2012, we drew down the full $15,000,000 and used the proceeds to pay off a Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, C$3,000,000 10% subordinated secured notes, due in July of 2013, and C$4,500,000 10% subordinated secured notes, due November 27, 2013. We intend to use the remaining proceeds for working capital and additional capital expenditures related to our Borealis Project. We anticipate that the remaining proceeds from the Senior Facility and cash flow from operations will be sufficient to fund our cash requirements to achieve full production and processing capabilities at the Borealis Project. However, no assurance can be given that we will achieve profitability or positive cash flow from operations and we may require additional financing if we encounter unexpected costs or delays.

The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

Repayment of the Senior Facility may impact our results of operations due to the applied 20% discount to the gold spot price in connection with our repayment obligations. The reduced cash flow could severely limit our business growth and future funding.

Updated share capital as of June 25, 2012:

Basic Common Stock Issued and Outstanding	194,103,382
Warrants, Options and other Convertible Securities	54,478,630
Fully Diluted Common Stock	247,582,012

Subsequent to March 31, 2012, we issued an additional 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

If all of the convertible securities issued and outstanding as of March 31, 2012 are fully exercised or converted, we would issue an additional 39,416,130 shares of common stock, and our issued and outstanding share capital would increase to 233,519,512 shares. If all of the convertible securities issued and outstanding as of June 28, 2012 are fully exercised or converted, we would issue an additional 52,270,165 shares of common stock, and our issued and outstanding share capital would increase to 246,373,547 shares.

Royalty Obligations

On May 25, 2011 we exercised our option to fix the NSR at 5%. Under the terms of the option agreement, as amended, we exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the Lessors upon execution of the Option Agreement) as follows:

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

Contractual Obligations

Prior to production at the Borealis Project, we made advance royalty payments of approximately $10,205 per month to certain lease holders. Also, to maintain its existing claims on the Borealis Property, we make payments totaling approximately $94,000 annually. These payments are contingent upon us maintaining an interest in the property. As of March 31, 2012, we had the following non-cancellable contractual obligations:

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating Lease Obligation (1)	93,217	65,800	27,417	-	-
Operating Lease Obligation (2)	1,200	1,200	-	-	-
Operating Lease Obligation (3)	86,562	38,472	48,090	-	-

(2)

Obligation for the rental of office space in Vancouver, BC, 5-year term, terminating August 2013 and payments of approximately Cdn$5,470 per month. The Vancouver office has been sub-leased commencing May 1, 2010 for the remaining life on lease for Cdn$4,200 per month. $13,470, the difference between the required lease payments and the estimated future sub-lease receipts, has been accrued as a loss at year ended March 31, 2012.

(3)	Obligation for rental of office space in Hawthorne, Nevada, one-year term, terminating April 30, 2012 and payments of $1,200 per month.

(4)	Obligation for rental of office space in Carson City, Nevada, three-year term, terminating June 30, 2014 and payments of $3,206 per month.

Subsequent to March 31, 2012, on April 19, 2012, we obtained a $15,000,000 Senior Facility. We used the proceeds from the Senior Facility to pay off a Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, C$3,000,000 10% subordinated secured notes, due in July of 2013, and C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to smaller reporting company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Gryphon Gold Corporation
March 31, 2012 and 2011
(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
Gryphon Gold Corporation

We have audited the accompanying consolidated balance sheets of Gryphon Gold Corporation (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Gold Corporation as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and has an accumulated deficit of $43,072,173. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The March 31, 2012 and 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington
June 25, 2012

Gryphon Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. dollars)

	As at	As at
	March 31,	March 31,
	2012	2011
ASSETS
Current Assets
Cash	$602,343	$837,457
Accounts receivable	358,005	29,892
Note receivable	-	2,975
Prepaid expenses	171,515	122,716
Inventories	6,363,016	-
Deferred share issue costs	-	281,278
Deferred debt issue costs	312,549	-
Total Current Assets	7,807,428	1,274,318

Property, plant & equipment, net	19,565,395	2,760,330
Reclamation bonds	2,839,559	225,893
Total Assets	$30,212,382	$4,260,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,004,298	$397,106
Current portion of the long term debt	583,458	-
Note payable	1,376,479	-
Total Current Liabilities	6,964,235	397,106

Asset retirement obligation	1,675,877	51,300
Warrant derivative liability	137,291	-
Long-term debt	10,198,611	-
Total liabilities	18,976,014	448,406

Commitments & contingencies [Note 10 and 13]

Stockholders’ Equity
Common stock	194,103	96,984
Additional paid-in capital	54,114,438	41,665,952
Accumulated deficit	(43,072,173)	(37,950,801)
Total Stockholders’ Equity	11,236,368	3,812,135
Total Liabilities and Stockholders’ Equity	$30,212,382	$4,260,541

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation Consolidated Statement of Operations
(Stated in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2012	2011

Sales of product	$2,737,842	$-
Cost of sales and other direct production costs	2,132,880	-
Gross profit	604,962	-
Other operating expenses:
Exploration	113,483	949,022
Salaries & consulting fees	1,411,379	1,195,968
General and administrative	781,199	699,613
Legal and audit	282,154	260,470
Travel and accommodation	231,555	142,515
Depreciation	16,709	51,919
Loss (gain) on disposal of equipment	959	(112)
Asset retirement obligation accretion	139,673	3,046
Total other operating expenses	2,977,111	3,302,441
Income (loss) from operations	(2,372,149)	(3,302,441)
Other (income) expense:

Foreign exchange loss	190,551	6,447
Loss on modification of debt	1,590,321	-
Realized loss on securities	-	75,772
Interest income	(11,159)	(2,101)
Interest expense, net of capitalized interest	979,510	1,040
Total other (income) expense	2,749,223	81,158
Loss from continuing operations	(5,121,372)	(3,383,599)

Discontinued operations:
Loss from discontinued operations	-	(29,244)
Gain on sale of discontinued operations	-	664,952
Income from discontinued operations	-	635,708

Net loss	$(5,121,372)	$(2,747,891)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	-	$0.01
Total loss per share	$(0.03)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	181,395,836	90,075,261

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Stated in U.S. dollars, except per share data)

	Common Stock		Additional
			paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2010	86,033,774	$86,034	$39,585,228	$(35,202,910)	$4,468,352
Shares issued:
For private placements	7,964,429	7,964	1,500,593	—	1,508,558
Option consideration	1,500,000	1,500	268,500	—	270,000
Consultant compensation	550,000	550	125,950	—	126,500
Share issue costs	—	—	(104,729)	—	(104,729)
Settlement of accounts payable	436,929	437	59,563	—	60,000
Fair value of restricted stock units granted	275,000	275	41,923	—	42,198
Fair value of options granted	—	—	142,212	—	142,212
Exercise of warrants	223,500	224	46,712	—	46,935
Net loss for the year	—	—	—	(2,747,891)	(2,747,891)
Balance, March 31, 2011	96,983,632	96,984	41,665,952	(37,950,801)	3,812,135
Shares issued:
For public offering	89,060,000	89,060	10,979,302	—	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	—	1,081,675
Share issue costs	—	—	(13,177)	—	(13,177)
Public offering costs	—	—	(1,466,723)	—	(1,466,723)
Exercise of options	150,000	150	19,930	—	20,080
Exercise of warrants	183,500	183	45,691	—	45,874
Fair value of options granted	—	—	277,283	—	277,283
Fair value of warrants issued	—	—	1,532,231	—	1,532,231
Net loss for the year	—	—	—	(5,121,372)	(5,121,372)
Balance March 31, 2012	194,103,382	$194,103	$54,114,438	$(43,072,173)	$11,236,368

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Cash Flows
(Stated in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss for the period	$(5,121,372)	$(2,747,891)
Items not involving cash:
Depreciation	178,405	51,919
Asset retirement obligation accretion	139,673	3,046
Loss on disposal of equipment:	(959)	112
Write down of accrued liability:	-	(124,008)
Share based compensation	277,283	184,410
Amortization of debt offering costs	385,389	-
Amortization of notes payable discount	372,415	-
Unrealized gain on foreign exchange	9,861	-
Non-cash interest expense	-	10,364
Realized loss on securities	-	75,772
Loss on modification of debt	1,590,321
Gain on sale of discontinued operations	-	(664,952)
Changes in non-cash working
Capital items:
Accounts receivable	(328,113)	6,521
Accounts payable and accrued liabilities	2,991,586	(251,864)
Inventories	(5,886,776)	-
Prepaid expenses	(48,799)	34,765
Cash used in operating activities	(5,441,086)	(3,421,806)
INVESTING ACTIVITIES
Reclamation bonds purchased	(2,613,666)	(65,116)
Option payment received	-	100,000
Purchase of property, plant & equipment	(9,618,934)	(59,007)
Cash received from sale of discontinued operations	-	2,250,000
Option payment to amend and reduce royalty	(150,000)	(200,000)
Proceeds from sales of held for trading securities	-	116,195
Proceeds from note receivable	2,975	10,597
Proceeds from insurance claim on equipment	31,050	52
Cash used in investing activities	(12,348,575)	2,152,721
FINANCING ACTIVITIES
Payments on notes payable	(223,521)	-
Proceeds from notes payable	8,533,743	-
Shares and warrants issued for cash	11,134,317	1,555,493
Debt and share issue costs	(1,880,131)	(386,007)
Cash provided by financing activities	17,564,408	1,169,486

Effect of foreign exchange on cash	(9,861)	-
Increase (decrease) in cash during the year	(235,114)	(99,599)
Cash, beginning of year	$837,457	937,056
Cash, end of year	$602,343	$837,457

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company, (collectively, “Gryphon Gold” or “the Company”). The Company is a production company focused on the Borealis Project and exploring mineral properties.

Management intends to use the profit from the Borealis Project to fund operations but may need to raise additional capital through debt or equity to help fund the operation and further capital expenditures and expansion. No assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $43,072,172 as at March 31, 2012 ($37,950,801 as at March 31, 2011) and has cash on hand of $602,343. In addition, at March 31, 2012 the Company had $12,158,548 in notes payable and long-term debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 19, 2012, the Company secured a senior credit facility with Waterton Global, LLC for $15,000,000 of which the July and November 2011 debentures were paid in full [see Notes 11 and 15]. The Company received approximately $5.4 million cash from the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Borealis Mining Company. All intercompany transactions and balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

The table below sets forth our financial instruments measured at fair value and the input hierarchy level that we have determined applies to each.

	Balance March 31,	Balance March 31,	Input
	2012	2011	Hierarchy level

Cash and cash equivalents	$602,343	$837,457	Level 1
Reclamation bond and deposits	$2,839,559	$225,893	Level 1
Warrant liability	$137,291	$-	Level 3

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities on the balance sheet and measured at fair value. Accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting. At March 31, 2012 the Company had a warrant derivative liability of $137,291, which is valued on a recurring basis.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported amounts of expenses incurred during the period. Significant areas requiring the use of management estimates include the determination of potential impairments of asset values, calculation of deferred incomes taxes, inventories, asset retirement obligations estimates, the calculation of fair values of options and warrants, and rates for depreciation of plant and equipment. Actual results could differ from those estimates.

Financial instruments

The Company’s financial instruments consist of cash, accounts and note receivable, accounts payable, accrued liabilities, notes payable, and debt. The Company has cash, which consists of cash held on deposit at major financial institutions. Accounts and notes receivable are recorded at amortized cost. The accounts payable and accrued liabilities have been designated as other financial liabilities and are also recorded at amortized cost. Long-term debt and notes payable approximate fair value at year end based on the terms of the notes.

Financial risk is the risk arising from the fluctuations in foreign currency exchange rates. The Company does not use any derivative or hedging instruments to reduce its exposure to fluctuations in foreign currency exchange rates or metal prices.

Reclamation bonds and deposits

The Company, under the terms of its mining and exploration permits has deposit requirements and bonding agreements with certain regulatory agencies. The Company’s reclamation bonds and deposits are classified as long-term assets.

Mineral property acquisition costs

The costs of acquiring mineral properties are capitalized and are amortized over the estimated ore reserves of such properties following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares of common stock issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized at such time as the payments are made.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Mineral property acquisition costs, continued

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The capitalized amounts may be written down if potential future net cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property.

Exploration and development costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination are capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over the estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

The U.S. dollar is the functional currency of the Company. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate; monetary assets and liabilities are translated at the exchange rate prevailing at the consolidated balance sheet date and all other consolidated balance sheet items are translated at the historical rates applicable to the transactions that comprise the amounts. Translation gains and losses are included in the determination of net income (loss).

Revenue Recognition

Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated by us with the purchaser.

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

Trade accounts receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

Property, plant and equipment

Expenditures incurred during the development and production stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of the pad, processing plant and related infrastructure developments.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). When assets are constructed by the Company an estimated amount of interest cost based upon the Company’s cost of capital is capitalized to the constructed asset.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Inventories

Material on Heap Leach Inventory

The Company records recoverable material on the heap leach pad, gold doré, and saleable gold on carbon at average cost, less provisions required to reduce inventory to net realizable value. Costs capitalized to in process and finished goods inventory include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, plant and equipment; and local mine administrative expenses.

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Property, plant and equipment, continued:

Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 6 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Impairment of Long-lived Assets – The Company evaluates its properties for impairment when circumstances or events occur that may impact the fair value of the assets. The fair value of property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to testing goodwill for impairment. This guidance provides that entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not believe the impact of adopting this guidance will be material to its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements

3. NEVADA EAGLE RESOURCES LLC

On April 23, 2010, Gryphon Gold sold its wholly owned subsidiary, Nevada Eagle Resources LLC to Fronteer Development (USA) Inc. (“Fronteer”) for $4,750,000 and recognized a gain of $664,952 on the sale. Fronteer paid $2,250,000 in cash and $2,500,000 by assuming Gryphon Gold’s obligations under a convertible note. The convertible note had a face value of $2,500,000 and was due March 30, 2012. The note was uncollateralized and bore interest at 5%. Gryphon Gold retained the Copper Basin property located in Idaho.

Consolidated Statements of Operations of Discontinued Operations
Year Ended
March 31, 2011
Interest expense	$(29,244)
Gain of sale from discontinued operations	$664,952
Income from discontinued operations	$635,708

All assets and operations related to discontinued operations are located in the United States.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

4. ACCOUNTS RECEIVABLE

At March 31, 2012, trade accounts receivable represents those amounts the Company is owed for its gold and silver products delivered during the fiscal year.

Specifically, accounts receivable are detailed as follows:
	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Due from gold and silver sales	$323,570	$-
Other receivables	34,435	29,892
TOTAL	$358,005	$29,892

5. INVENTORIES

The recovery of gold and silver from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold or silver contained in the material. The resulting “pregnant” solution is further processed in a plant where gold and silver are recovered. For accounting purposes, costs are added to material on leach pads based on average mining and leaching costs, including applicable depreciation, depletion and amortization relating to operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold or silver on the leach pad.

Estimates of recoverable gold or silver on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold or silver placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold or silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time. As of March 31, 2012 the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold and silver are based primarily on initial tests and only limited refinements derived from metallurgical balancing.

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

At March 31, 2012, inventories were as follows:

March 31, 2012
Material on leach pad inventory	$4,245,418
Gold in carbon inventory	1,462,485
Gold in transit inventory	578,537
Supplies inventory	76,576
Total inventory costs	$6,363,016

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

6. PROPERTY, PLANT AND EQUIPMENT

During year ended March 31, 2012, the Company purchased and constructed assets in connection with the construction of the Borealis Project and also began construction of the Adsorption Desorption and Refining (ADR) plant through the debt financing that was completed on July 27, 2011.

		March 31, 2012
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$7,625,883	$193,038	$7,432,845
Borealis asset retirement obligation	1,533,158	38,866	1,494,292
Leach pad 1A	1,897,882	222,017	1,675,865
Plant	5,713,537	144,839	5,568,698
Construction in progress, ADR	2,910,023	-	2,910,023
Equipment	769,314	285,642	483,672
Property, plant and equipment total costs	$20,449,797	$884,402	$19,565,395

Total depreciation, depletion and amortization for the year ended March 31, 2012 was $654,988.

		March 31, 2011
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$1,890,166	$-	$2,651,069
Equipment	340,963	231,702	109,261
Property, plant and equipment total costs	$2,231,129	$231,702	$2,760,330

Total depreciation and amortization for the year ended March 31, 2011 was $51,919.

On June 6, 2011, the Company commenced construction of Phase 1A of the Borealis Project. The majority of construction of Phase 1A was completed late in the Company’s second quarter. Construction activities included building a new leach pad, barren and pregnant solution ponds, carbon columns, roads and infrastructure. Direct costs of materials, labor, equipment and supplies used in construction activities are capitalized during the period they are incurred. Additionally, certain indirect costs have been capitalized during the period. Interest expense of $292,496 was capitalized to the Borealis Project during the year ended March 31, 2012.

7. RECLAMATION BONDS

At March 31, 2012 and March 31, 2011, reclamation bonds and deposits were as follows:

	March 31,	March 31,
	2012	2011
Reclamation bonds & deposits	$2,839,559	$225,893
Total	$2,839,559	$225,893

On March 31, 2012 the Company had $2,820,141 (March 31, 2011 - $216,885) on deposit to support performance bonds with the United States Forest Service. The United States Forest Service reclamation bonds were increased during year ended March 31, 2012, by $2,603,256. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $19,418 (March 31, 2011 - $9,008), which partially supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. These bonds are required in connection with the construction of the Borealis Project and to perform infill drilling.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

8. NOTES PAYABLE:

Promissory notes

The promissory notes bear interest at 5% per annum payable monthly. Principal installments are due monthly, commencing on the date in which BMC is required to commence production royalty payments. Payments on the notes are interest only until production commences. During the year ended March 31, 2012 the Company paid $302,549 in principal payments. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the notes as of March 31, 2012 is $1,376,479.

The debt offering costs in connection with the Bridge Loan facility (see Note 11) totalled $312,549 paid in cash. Due to the closing of this facility at year end, no costs were yet amortized to interest expense.

9. ASSET RETIREMENT OBLIGATION

At March 31, 2012 and March 31, 2011, our asset retirement obligation was as follows:
	Year ended	Year ended
	March 31, 2012	March 31, 2011
Asset retirement obligation, beginning of period	$51,300	-
Incurred	-	$48,254
Accretion	139,673	3,046
Additions and changes in estimates	1,484,904	-
Asset retirement obligation, end of period	$1,675,877	$51,300

The asset retirement obligation at March 31, 2012 was calculated based on responsibilities the Company had to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation at March 31, 2012 includes the Company’s estimate of reclamation costs for Phase 1A of the Borealis Heap Leach Project and in fill drilling that commenced in the quarter ended December 31, 2011.

10. OPTION TO REDUCE ROYALTY

In August 2008, Gryphon and its wholly-owned subsidiary, Borealis Mining Company, entered into an option agreement with the lessors of the Borealis property to amend the mining lease for the Borealis Property to fix the previously gold price-based sliding scale royalty to a fixed 5% Net Smelter Royalty. Effective May 20, 2011, the Company exercised the option to fix the Net Smelter Return (NSR) royalty on its Borealis property at 5%.

Under the terms of the option agreement, as amended, Gryphon exercised the option by paying the lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the lessors upon execution of the option agreement) as follows:

(a)	$150,000 in cash;

(b)	7,726,500 shares of common stock;

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

Accordingly, at March 31, 2012 and at March 31, 2011, the Company’s mineral properties include the following payments made to the Borealis Property lessors:

	Year	Year
	ended	ended
	March 31, 2012	March 31, 2011
Balance, beginning of period	$760,903	$560,903
Cash paid	175,000	200,000
Promissory notes payable	1,600,000	-
Convertible notes payable	1,909,500	-
Common stock issued	1,081,675	-
Balance, end of period	$5,527,078	$760,903

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

10. OPTION TO REDUCE ROYALTY, CONTINUED:

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that monthly “advance royalties” which have been paid by Gryphon Gold are not recoverable from ongoing production royalties and are payable during the duration of the mining lease. Gryphon Gold has deducted previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. At March 31, 2012 the Company had deducted $125,874 of previously paid advance royalties and classified them in accrued liabilities. The Company believes the royalty holders claims are without merit and intends to vigorously defend against the claims.

11. LONG TERM DEBT

July 27, 2011 debt offering

On July 27, 2011, we closed a $3,169,514 debt offering of units at a price of $1,000 CAD per unit. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing July 28, 2012 and 1,500 Series P. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.20 USD per share until January 27, 2013. We also issued each of Acumen and Roth 112,500 Broker Warrants exercisable to acquire shares of common stock at a price per share of US$0.20, until January 27, 2013. The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 2011. The debentures were issued under the Trust indenture, which contains customary terms, conditions and covenants. The debentures were collateralized by a pledge of shares of BMC and a general security interest in the assets of Gryphon Gold. We repaid these debentures in April 2012, with the Senior Credit Facility (see Note 15).

The fair value of the warrants issued to note holders and brokers pursuant to the July 2011 offering was $383,670, which was calculated using Black-Scholes model with a risk free interest rate of 0.30%, volatility of 86.59%, 549 days expected term and an exercise and market price of $0.20 per share. This relative fair value resulted in a discount to the notes payable and will be amortized over the twelve-month term of the notes and as at March 31, 2012, $261,737 had been amortized and charged to interest expense.

The debt offering costs in connection with the notes payable transaction closed on July 27, 2011 totaled $405,520 paid in cash and as at March 31, 2012, $246,770 was amortized and charged to interest expense.

November 22, 2011 debt offering

On November 22, 2011 we closed another $4.3 million debt offering of units. The offering was led by Acumen Capital Finance Partners Limited in Canada and by Roth Capital Partners in the United States. Each unit consists of $1,000 CAD principal amount of 10% secured subordinated debentures maturing November 23, 2012 and 750 Series Q Warrants. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.40 USD per share until May 22, 2013. The debentures bear interest from the date of issue at 10.0% per annum, payable quarterly on March 31, June 30, and September 30. The debentures were issued under a Trust Indenture, which contains terms, conditions, covenants and restrictive covenants, including restrictive covenants that limited our ability to issue equity and debt securities. The debentures were secured by a pledge of the shares of BMC and a general security interest in our assets which was subordinate to the collateralized interest granted to holders of the debentures issued on July 27, 2011. We repaid these debentures in April 2012, with the Senior Credit Facility (see Note 15).

The fair value of the warrants issued to note holders and brokers pursuant to the November 2011 offering was $308,379, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 84.11%, 548 days expected term and an exercise and market price of $0.2794 per share. This valuation was recorded as a discount to the notes payable and will be amortized over the twelve-month term of the notes and as at March 31, 2012 $110,679 had been amortized and charged to interest expense.

The debt offering costs in connection with the notes payable transaction closed on November 22, 2011 $424,067 paid in cash as at March 31, 2012, $138,618 was amortized and charged to interest expense.

Acumen and Roth Capital were paid a cash commission of 6.5% of the gross proceeds of the July and November offerings.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

11. LONG TERM DEBT, CONTINUED:

Waterton bridge loan

On March 20, 2012, we entered into a Bridge Loan facility with Waterton Global LLC for $1,500,000. The loan was to be paid within 60 days or be subject to immediate repayment from the $15,000,000 Senior Credit Facility. Security for the loan was a perfected lien and a first priority security interest in all tangible and intangible properties and assets of Gryphon Gold. The loan accrued interest at a 15% rate and included a $30,000 structuring fee, $100,000 for legal and other expenses, as well as payment of 1,500,000 Series R Warrants, each entitling the lender to purchase one common share of Gryphon Gold stock at a strike price of $0.18 per share. The Series R Warrants were issued outside of our reporting currency therefore creating a liability. The fair value of the warrants, $137,291, was calculated based on the Black-Scholes model with a risk free interest rate of 0.62%, volatility of 88.06%, 1,095 days expected term, exercise price of $0.18 and a market price of $0.17. The warrants expire on March 20, 2015.

We repaid these debentures in April 2012, with the Senior Credit Facility (see Note 15).

Loss on modification of debt

In conjunction with the bridge loan, the note holders of the July and November 2011 debentures were issued an aggregate total of 14,955,308 warrants exercisable at a price of $0.16 with a term of 18 months. The fair value of the warrants issued to the note holders pursuant to the Bridge Loan facility was $912,274, which was calculated using Black-Scholes model with a risk free interest rate of 0.62%, volatility of 72.52%, 549 days expected term and an exercise price of $0.16 and market price of $0.17 per share. The note holders were issued these warrants in return for the forbearance of the debt covenants which created a substantial modification in the terms of the notes. In addition $358,413 of deferred debt offering costs and $319,634 of debt discount were included in the total loss on modification of debt which was $1,590,321 for the year ended March 31, 2012. This is captured as a loss modification of debt on our Statement of Operations.

Convertible notes

The convertible notes (see Note 10) bear interest at 5% per annum payable monthly. Monthly payments on the notes are interest only for a period of 12 months from the commencement of the construction of the mine. Subsequent to the twelve-month period, the notes are payable in monthly installments of principal and interest. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. The aggregate balance due on the notes as of March 31, 2012 is $1,909,500.

12. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

On May 20, 2011, the Company issued 7,726,250 common shares in connection with the exercise of the option to reduce the royalty (see Note 10). The shares were valued at $1,081,675, which was based upon the fair value of the shares on the date of exercise.

On May 24, 2011, the Company issued 89,060,000 common shares in connection with a public offering for net cash proceeds of $9,601,639, after offering costs of $1,466,723.

During the quarter ended December 31, 2011, 150,000 options were exercised for proceeds of $20,080.

During the quarter ended December 31, 2011, 183,500 warrants were exercised for proceeds of $45,874.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

12. CAPITAL STOCK, CONTINUED:

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at March 31, 2012:

Warrants Outstanding and Exercisable

Warrants	Avg Remaining Life in Years	Exercise Price	Expiry Date
732,215	0.2	$0.20	June 16, 2012
3,250,000	0.7	$0.30	January 21, 2013
4,725,000	0.7	$0.20	January 27, 2013
3,359,250	1.1	$0.40	May 22, 2013
2,226,500	1.5	$0.30	November 13, 2013
1,500,000	3.0	C$0.186	March 19, 2015
14,955,308	1.5	$0.164	October 20, 2013
30,748,273	1.3	$0.25

[c]	Stock options:

2006 Omnibus Incentive Plan

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

12. CAPITAL STOCK, CONTINUED:

Our Board of Directors may at any time terminate or amend the Plan in any respect, provided however, that the Board may not, without the approval of the shareholders, amend the Plan or any option granted thereunder in any manner that requires shareholder approval under applicable law or the rules and policies of any stock exchange or quotation system upon which the common shares are listed or quoted.

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

On September 8, 2011, at the annual general meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholders approved the increase, the 2006 Omnibus Incentive Plan authorizes us to grant 12,000,000 options of common stock and 1,000,000 restricted stock units.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Management salaries	$259,173	$122,375
Consulting expense	18,110	62,035
Total	$277,283	$184,410

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued to a consultant, above) for year ended March 31, 2012:

	Number of Stock	Weighted Average
	Options	Exercise Price
Outstanding, April 1, 2011	4,917,500	$0.41*
Granted	2,315,000	$0.26
Exercised	(150,000)	$0.13
Forfeited	(840,000)	$0.81*
Total outstanding at March 31, 2012	6,242,500	$0.30*
Vested and exercisable at December 31, 2011	5,390,000	$0.31*

* Based on the March 31, 2012 exchange rate of Cdn$1 equals US$1.0025.

The weighted-average grant-date fair value of the options granted in the year ended March 31, 2012 was $0.16.

The intrinsic value of options exercised during the year ended March 31, 2012 was $25,819. The intrinsic value of exercisable stock options at March 31, 2012 was $76,553 and the weighted average term of the remaining exercisable options is 2.6 years.

Out of the 2,315,000 granted during the year ended March 31, 2012, 150,000 were granted to a consultant, the remaining were granted to employees and directors.

Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

12. CAPITAL STOCK, CONTINUED:
	Year	Year
	ended	ended
	March 31, 2012	March 31, 2011
Dividend yield	0%	0%
Expected volatility	90%-112%	99% -119%
Risk free interest rate	0.31%-0.78%	0.52% -1.62%
Expected lives	3 years	2-3 years

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

The following table summarizes information about RSUs outstanding as at March 31, 2012:

	RSUs	RSUs	RSUs	RSUs	Weighted
	Granted	Vested	Forfeited	Cancelled	Average
				and Cash in	Fair Value
				lieu of	at Grant
				issued	Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at March 31, 2012	1,116,170	940,920	132,750	42,500	—

 All issued restricted stock units have vested.

13. COMMITMENTS & CONTINGENCIES

[a]	A portion of the Borealis Property is subject to a mining lease. The Company was required to make advanced royalty payments monthly of $10,205, adjusted annually based on the Consumer Price Index. In addition, production of precious metals from the Borealis Property are subject to the payment of a royalty under the terms of the mining lease. The Company deducts advance royalty payments from production royalties due under the mining lease, pursuant to the mining lease. The Company’s royalty holders have disputed this practice (see Note 10]. The Company is currently preparing a response to their complaint.

[b]	The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008 (which has been sub-lease, refer to “Contractual obligations”), office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a three year term. The following are the remaining rental lease commitments in relation to the office leases:

March 31,
FY2012	$1,200
FY2013	104,275
FY2014	65,891
FY2015	9,619
Total	$180,985

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

14. INCOME TAXES

No tax provision has been recorded for the years ended March 31, 2012 or 2011.

Significant components of the Company’s deferred tax balances are as follows:
	2012	2011
	$	$
Deferred tax assets
Net operating loss carryforwards	10,707,591	9,300,024
Inventory	224,422	-
Mineral property basis	302,350	323,391
Permitting & feasibility costs	1,425,913	1,393,222
Exploration costs	1,599,132	2,049,905
Stock compensation	1,121,491	1,029,390
Reclamation costs	(3,025)	1,960
Equipment	(41,234)	12,765
Debt issue costs and discounts	237,316	-
Donations	3,963	826
Unrealized foreign exchange loss	1,529	265
Unrealized losses on marketable securities	-	(9,982)
Accrued compensation not paid by June 15	28,381	6,755
Accrued sub-lease loss	4,715	11,084
Capital losses	43,334	53,342
Total deferred tax assets	15,655,878	14,172,947
Valuation allowance	(15,655,878)	(14,172,947)
Net deferred tax assets	-	-
Deferred tax liabilities
Equipment	-	-
Prepaid expenses	-	-
Total deferred tax liabilities	-	-

The potential income tax benefits relating to the deferred tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of “more likely than not” under the liability method of tax allocation. Accordingly, no deferred tax assets have been recognized as at March 31, 2012 and 2011. The reconciliation of income taxes attributable to continuing operations computed at the statutory income tax rate of 35.34% [2011 – 35.34%] is as follows:

	March 31,		March 31,
	2012		2011
Tax at statutory rates	(1,792,480)	35%	$(961,762)	35.00%
State taxes, net of federal benefit	-	-	(9,343)	0.34%
Meals and entertainment and other	326,190	6.37%	13,572	-0.49%
Change in valuation allowance	1,466,290	-28.63%	957,533	-34.85%
State tax rate adjustment	-	0.00%	-	0.00%
		0.00%	$-	0.00%

At March 31, 2012 the Company has operating losses of approximately $30.6 million [2011 - $26.3million] in the United States available for future deduction from taxable income and which expire in various amounts from 2024 through 2031. The Company also had state tax-basis net operating loss carryforwards totaling $8.9 million [2011 -$8.9 million], which will expire in various amounts from 2023 through 2031. In addition, the Company had capital losses of $123,810 for 2012 and $152,331 in 2011, which will expire in various amounts from 2013 and 2015.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS

On April 18, 2012, we entered into a Senior Secured Gold Stream non-revolving credit facility with Waterton Global Value, LP, by its Investment Manager, Altitude Management Ltd. (the “Senior Facility”), in the aggregate amount of $15,000,000. The full $15,000,000 was advanced to us on April 19, 2012, and we used the proceeds to pay off the Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, as well as our C$3,000,000 10% subordinated secured notes, due in July of 2013, and our C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Security Facility loan bears interest calculated at 5% per annum and is repayable in 12 equal monthly installments commencing in May of 2013. The amount of monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The Senior Facility bears an interest rate at 5% per annum. The loan is secured by a first priority charge on the assets of Gryphon Gold and BMC.

We paid Waterton a non-refundable structuring fee equal to 1% of the draw-down amount and issued Waterton 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

As part of the Senior Facility, we entered into a Gold and Silver Supply Agreement with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

16. SUPPLEMENTAL CASH FLOW DISCLOSURES

	March 31, 2012	March 31, 2011
Interest paid, net of amount capitalized	$514,202	$8,917

Non-cash investing and financing activities:

	March 31, 2012	March 31, 2011
Issuance of 7,726,500 shares at a fair value of $0.14 per share related to exercise of the option to fix the royalty at 5%	$1,081,675	-
Promissory and convertible notes issued related to exercise of the option to fix the royalty at 5%	3,509,500	-
Capitalized construction in progress purchased with accounts payable	1,615,603
Financed equipment	29,184
Shares issued for settlement of accounts payable	-	$60,000
Extinguishment of note payable by sale of discontinued operations	-	2,180,587
Share consideration paid to former owners of discontinued operations		270,000
Issuance of 550,000 shares of common stock to a consultant	-	126,500
Issuance of stock options to a consultant	-	69,355

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d –15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2012 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011 and no material weaknesses were discovered.

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

The Company does have two material weaknesses related to the transformation from exploration and development to production accounting. Complex accounting transactions are apparent relating to our debt terms and our units of production depreciation along with other accounting estimates.

We received a bridge loan just before year end that included the issuing of warrants to existing debt holders in return for the forbearance of the debt covenants which created a substantial modification in the terms of the notes. Subsequent to year end and during the audit procedure it was brought to management’s attention that this transaction should be recorded as a loss on the modification of debt instead of accounting for it as a discount to the notes payable. Included in the loss was the fair value of the warrants issued to the existing noteholders and the extinguishing the existing debt discount and offering costs.

During the audit process subsequent to year end it was brought to management’s attention that the units of production deprecation method used to calculate plant, property and equipment’s depreciation for the period was calculated incorrectly as the amount for mineral properties was missed during the calculation resulting in a material affect on the financial statements.

We intend to remediate these weaknesses by adding additional people to the staff and having a better segregation of duties program among the staff. We will also institute a formal review program for all complex accounting issues. Our intention is to close the books on a monthly basis in order to get more timely information. A review of our IT system will also take place this year.

Changes in Internal Controls over Financial Reporting

With the exception of the following, there were no material changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this yearly report.

On February 3, 2012 our CEO, John L. Key, was terminated by mutual agreement and our newly appointed CFO, James T. O’Neil Jr., was appointed interim CFO. For the last quarter of our fiscal year the CEO and CFO were the same individual. Subsequent to year end, on April 4, 2012 R. Llee Chapman was appointed the CFO and with Lisanna Lewis, Vice President and Treasurer, have maintained internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of June 25, 2012, the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Ten Years	Director Since
James T. O’Neil Jr. Parker, CO	Chief Executive Officer, Director

Chief Executive Officer appointed April 4, 2012, previously Chief Financial Officer as of January 4, 2012. Chief Financial Officer & Chief Operations Officer for Jipangu International from 2006 to 2011. VP-Finance, Controller and Treasurer for Apollo Gold Corporation from 2004 – 2006. Asarco Incorporated Division Controller, Corporate Controller (2000-2001) and Vice President of Finance and Administration (2001-2004).

February 3, 2012
Donald W. Gentry Bella Vista, Arkansas	Director	President, Chief Executive Officer, Chairman and Director of PolyMet Mining Corporation, 1998 to 2003	July 18, 2005
Marvin K. Kaiser Mayfield, Kentucky	Director	Consultant to natural resource industry, Whippoorwill Consulting 2006 – Present, CFO, Executive VP, Chief Administrative Officer Doe Run Company 1993- 2006.	Nov. 18, 2008
Terence J. Cryan Bronxville, NY	Director	Currently serves as the Managing Director to Concert Energy Partners, LLC. Senior Managing Director at Bear Stearns & Co. 1997-2001	Sep. 3, 2009
R. Llee Chapman* Elko, NV	Chief Financial Officer	Chief Financial Officer appointed April 4, 2012.Executive Vice President for Goldstrike Operation for Barrick Gold, Executive Vice President and Chief Financial Officer for Apollo Gold from 2002 – 2005, Regional Vice President for Newmont North America 2007-2010. Operated a mining/financial consulting company for several years.	—
Lisanna M Lewis Vancouver, BC	Vice President, Treasurer, Corporate Secretary	Vice President appointed August 1, 2010, previous Corporate Controller of Gryphon Gold from October 2005. Appointed Secretary and Treasurer October 8, 2008. Administration and Logistics Manager for Danka Canada from Aug 1994 – Oct 2005.	—

*R. Llee Chapman replaced James T. O’Neil Jr. as CFO on April 4, 2012, until that time Mr. O’Neil filled both roles as CEO CFO.

The following is a description of the business background of the directors and executive officers of the Corporation.

James T. O’Neil Jr., 68, was appointed January 4, 2012 as Chief Financial Officer and has since been appointed President, CEO, and Director on April 4, 2012 and February 3, 2012 respectively. Mr. O’Neil earned both his Bachelor of Science and a Master of Business Administration from Arizona State University. Most recently he served as the Chief Financial Officer & Chief Operations Officer for Jipangu International from 2006 to the present. Previously he served as VP-Finance, Controller and Treasurer for Apollo Gold Corporation from 2004 – 2006. He started his career in 1973 at Asarco Incorporated in the capacity of Division Controller, Corporate Controller (2000-2001) and ending his career there as Vice President of Finance and Administration (2001-2004).

Donald W. Gentry, 69, Director, joined our board in July 2005 after retiring from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company and currently is a Director of Golden Gryphon Explorations (a company which is unrelated to Gryphon Gold Corporation). He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. He holds B.S., M.S. and PhD. degrees in mining engineering from the University of Illinois, Mackay School of Mines, and University of Arizona, respectively.

Marvin K. Kaiser, 70, was appointed to our board on November 18, 2008. Mr. Kaiser graduated from Southern Illinois University-Carbondale and began his career in the field of public accounting becoming a Certified Public Accountant in 1965. His career in the natural resources industry began in 1969 with Ranchers Exploration and Development Corporation where he held various positions including Chief Financial Officer and Senior Vice President until the company was combined with Hecla Mining Company in 1984. Mr. Kaiser also served as Chief Financial Officer of AMAX Gold, Inc from 1989 until 1993 when AMAX Inc was combined with Cyprus Mining. Subsequent to leaving AMAX, Mr. Kaiser joined The Doe Run Company as Chief Financial Officer. At the time of his retirement from Doe Run in 2006, he held the positions of Executive Vice President and Chief Administrative Officer. Following his retirement, Mr. Kaiser formed Whippoorwill Consulting, LLC, which provides financial advisory services to the natural resources industry. He presently serves as a director of several publicly traded mining/exploration companies as well as The Southern Illinois University Foundation.

Terence J. Cryan, 49, was appointed to our board on September 3, 2009. Mr. Cryan graduated with honours from Tufts University in Medford, Massachusetts with a Bachelor of Arts degree in Economics/Political Science. He then attended the London School of Economics to earn his Masters of Science degree in Economics in December 1984. Mr. Cryan began his career in 1985 as a Portfolio Manager/Investment Officer for Chase Investment Management Corp in New York, NY. In 1987 he located to London, England with Lazard where he gained extensive knowledge of cross border corporate finance as well as mergers and acquisitions. Mr. Cryan’s career continued as a managing director at Paine Webber (following its acquisition of Kidder, Peabody) and then served as Senior Managing Director at Bear Stearns & Co. Mr. Cryan was also President & CEO to Medical Acoustics LLC from April 2007 to April 2010. Currently, Mr. Cryan serves as the Managing Director of Concert Energy Partners, LLC, an investment banking and private equity firm based in New York. Mr. Cryan has extensive experience as a director of a number of publicly traded companies.

R. Llee Chapman, 55, was appointed our Chief Financial Officer on April 4, 2012. Mr Chapman began his career with ASARCO and spent 11 years at the Goldstrike Operation for Barrick Gold, was Executive Vice President and Chief Financial Officer for Apollo Gold from 2002 – 2005, spent three years as Regional Vice President of Business Services for Newmont Mining Corp and operated a mining/financial consulting company for several years. Lisanna M. Lewis, 38, was appointed as our Vice President on August 1, 2010. Ms. Lewis continues to serve as, Treasurer and Secretary. Ms. Lewis has been with Gryphon Gold since October 2005, and was originally hired as the Office Manager of the Company. In August 2007 Ms. Lewis was promoted to Controller of the Company and later in November 2008 as Secretary and Treasurer. Ms. Lewis has a Commercial Accounting Certificate, an Accounting Technician Diploma, and is currently enrolled in the Certified General Accountants of British Columbia program.

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

Except as otherwise described below, no director, executive officer or shareholder holding a sufficient number of the Company’s securities to affect materially the control of the Company:

(a)

is, as at the date of this annual report, or has been within the 10 years before the date of this annual report, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

(b)

has, within 10 years before the date of this annual report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, executive officer or shareholder.

However, Mr. Kaiser and Mr. Gentry served as directors for Constellation Copper, which filed for an assignment of bankruptcy under Canada’s Bankruptcy Insolvency Act on December 23, 2008.

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

Committees of the Board of Directors

Our Board of Directors has established four board committees: an Audit Committee, a Compensation Committee, Corporate Governance/Nominating Committee and a Project Development, Environmental & Sustainability Committee. The information below sets out the current members of each of Gryphon Gold’s board committees and summarizes the functions of each of the committees in accordance with their mandates.

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

Project Development, Environmental & Sustainability Committee

The Project Development, Environmental & Sustainability Committee is comprised of Donald Gentry (chairman), and James O’Neil Jr. The committee is to review and provide technical and commercial guidance for major project development plans, ensure management has appropriate systems in place to plan, implement and track performance of project development. The Committee shall establish environmental policy, monitor compliance and audit our performance relative to policy. The Committee shall establish health and safety policies monitor compliance and audit our practices and actions. The Committee shall establish policy for involving communities of interest in the design and implementation of project development towards sustainable mining development.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended March 31, 2012 and 2011.

During the fiscal year ended March 31, 2012 and 2011, the Board authorized salary adjustments for directors, officers, and employees. These adjustments are indicated in the compensation table below. Further, the Board made stock and option grants to certain directors and executives to provide additional compensation, and the calculated value of such grants are indicated in the compensation table below.

						Non-Equity	Non-Qualified
				Stock	Options	Incentive Plan	Deferred
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	All Other
Principal Position	Year	$	$	$	$	$	Earnings $	Compensation	Total
James T. O’Neil Jr.,	2012	50,000	-	-	34,375	-	-	-	84,375(3)
CEO	2011	-	-	-	-	-	-	-	-
Lisanna Lewis, VP,	2012	129,117*	-	-	45,878	-	-	-	174,995(5)
Treasurer & Secretary	2011	104,510*	-	11,658	10,941	-	-	-	127,109(4)
Steven Jones,	2012	107,069	-	-	38,270	-	-	-	145,339(8)
VP Exploration	2011	-	-	-	-	-	-	-	-
John Key, Former	2012	209,417			101,950	-	-	-	311,367(2)
CEO	2011	222,000	97,500	23,317	35,121	-	-	-	377,938(1)
Steven D Craig,	2012	94,872	-	-	-	-	-	-	94,872(7)
Former VP, Exploration	2011	163,000	-	7,772	13,561	-	-	-	184,333(6)

(1)	$319,500 of grand total was received as cash, $35,121 was recorded as non-cash stock compensation expense, and $23,317 in stock granted.

(2)	Mr. Key’s employment was terminated by mutual agreement on February 3, 2012. $209,417 of grand total was received as cash, remaining $101,950 was recorded as non-cash stock compensation expense.

(3)	$50,000 of grand total was received as cash; remaining $34,375 was recorded as non-cash stock compensation expense.

(4)	$104,510 of grand total was received in cash, $10,941 was recorded as non-cash stock compensation expense, and $11,658 in stock granted.

(5)	$129,117 of grand total was received in cash, $45,878 recorded in non-cash stock compensation expense.

(6)	Mr. Craig was appointed VP Exploration on April 1, 2010. Of the grand total, $163,000 was received in cash, $13,561 recorded in non- cash stock compensation expense, and $7,772 in stock granted.

(7)	Mr. Craig resigned on August 5, 2011. $94,872 received as cash.

(8)	Mr. Jones was appointed VP Exploration August 29, 2011. Of the grand total, $107,039 was received in cash and $38,270 recorded in non-cash compensation expense.

* Based on the March 31, 2012 exchange rate of Cdn$1 equals US$1.0025

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2012, the Company’s Compensation Committee was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Executive Compensation Agreements

Gryphon Gold is a party to employment contracts with James O’Neil Jr., R. Llee Chapman, Lisanna Lewis and Steven Jones. Pursuant to the agreements all four employees are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreements provides for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.”

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended March 31, 2012.

Option Awards
			Equity
			Incentive
	Number of		Plan
	Securities	Number of	Awards:
	Underlying	Securities	Number of
	Unexercised	Underlying	Securities
	Options (1)	Unexercised	Unexercise	Option	Option
	(#)	Options (#)	d Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
James T. O’Neil(2) Jr. Chief Executive Officer	250,000	62,500		US$0.25	5-Jan-17
Lisanna Lewis(1)	50,000			Cdn$0.41	8-Apr-13
VP, Treasurer,	50,000			Cdn$0.38	8-Jul-13
Secretary.	100,000			US$0.22	16-Sept-14
	150,000			US$0.10	24-Aug-15
	225,000	168,750		US$0.26	8-Sept-16
Steven Jones(3)	100,000	75,000		US$0.26	29-Aug-16
VP Exploration	100,000	75,000		US$0.26	8-Sept-16
John L Key	150,000			Cdn$0.62	11-Feb-13
Former Chief	350,000			Cdn$0.41	1-Aug-13
Executive Officer	200,000			US$0.22	16-Sept-14
	400,000			US$0.10	24-Aug-15
	375,000	375,000		US$0.26	8-Sept-16

(1)	56,250 to vest June 30, 2012.

(2)	187,500 to vest 25% each June 30, Sept 30, and Dec 31, 2012

(3)	150,000 to vest June 30, 2012.

Retirement, Resignation or Termination Plans

We do not sponsor any plans, that would provide compensation or benefits of any type to an executive upon retirement, or any plans that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company , provided however that as described above each of Jim O’Neil, Lisanna Lewis and Steve Craig have employment contracts that provide, in each case, for the payment of twelve (12) months of salary upon termination as a result of change in control of our Company.

Director Compensation

	Fees
	Earned
	or Paid			Non-Equity
	in	Stock	Option	Incentive Plan	Non-Qualified	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)($)	($)	($)	($)	Earnings ($)	($)	($)
Donald Gentry	53,500	-	30,585	-	-	-	84,085(1)
Marvin Kaiser	61,000	-	30,585	-	-	-	91,585(2)
Terence Cryan	58,500	-	30,585	-	-	-	89,085(3)

(1)	$53,500 of fees has been paid in cash. 150,000 stock options, 112,500 have vested; 37,500 vest on June 30, 2012

(2)	$61,000 of fees has been paid in cash. 150,000 stock options, 112,500 have vested; 37,500 vest on June 30, 2012

(3)	$58,500 of fees has been paid in cash. 150,000 stock options, 112,500 have vested; 37,500 vest on June 30, 2012

Compensation of Directors

Effective July 1, 2011 each independent board member shall receive the below compensation structure:

  $8,000 quarterly for serving in the capacity of a director

  $2,000 quarterly for serving as a board of directors committee chair

  $1,000 quarterly for serving as a member of a directors committee

In addition to the above, the below was made effective August 3, 2011:

  Independent directors to be paid a sum of $2,500 per day for time spent in addition to normal board activities

All fees except $74,500 in accounts payable have been paid through March 31, 2012. The $74,500 was paid April 15, 2012.

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

Officer Compensation Agreements

Gryphon Gold is a party to employment contracts with James O’Neil Jr., R. Llee Chapman, Lisanna Lewis and Steven Jones. Pursuant to the agreement all four employees are entitled to compensation for termination of their employment in certain circumstances, including termination without cause and change of control. The employment agreement provides for the payment of compensation that will be triggered by a termination of the executive officer’s employment by either Gryphon Gold or the executive officer following a change of control of Gryphon Gold, or by Gryphon Gold at any time, other than for “cause.”

Gryphon Gold was a party to a financial consulting agreement with Sharp Executives Associates Inc. until December 31, 2011. Pursuant to the agreement Mr. Ted Sharp was named Gryphon Gold’s Interim Chief Financial Officer and under the agreement Mr. Sharp agreed to act in all normal capacities of the office he was appointed to. On May 25, 2011, Mr. Ted Sharp replaced Mr. Fowler as Chief Financial Officer under that agreement and acts in all normal capacities of that office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of June 25, 2012 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and
each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on shares of common stock outstanding as of June 25, 2012.

For the purposes of the information provided below, shares subject to options and warrants that are exercisable within 60 days following June 25, 2012 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Principal Stockholders

Name and Address of Beneficial Owner (1)	Shares	Percent

Top Gold AG M V K	10,000,000(3)	5.15%(2)
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

(2)	The Investment Advisor with ultimate voting and dispositive power is Luxor Asset Management Trust reg., Balzers, which is represented by Mr. Martin Frick, Balzers.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Shares	Percent

James T. O’Neil Jr.	250,000	0.03&(7)
Chief Executive Officer
611 N Nevada Street
Carson City, NV 89703
Donald W Gentry	550,000	0.26%(3)
Director
611 N Nevada Street
Carson City, NV, 89703
Marvin Kaiser	450,000	0.21%(4)
Director
611 N Nevada Street
Carson City, NV 89703
Terence Cryan	450,000	0.21%(5)
Director
611 N Nevada Street
Carson City, NV, 89703
Lisanna Lewis	575,000	0.27%(6)
Vice President, Treasurer, Secretary
611 N Nevada Street
Carson City, NV, 89703
John Key	1,475,000)	0.75%(2)
Former Chief Executive Officer
611 N Nevada Street
Carson City, NV 89703

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes vested options exercisable to acquire 1,475,000 shares of common stock.

(3)	Includes vested options exercisable to acquire 512,500 share of common stock.

(4)	Includes vested options exercisable to acquire 412,500 shares of common stock and warrants exercisable to acquire 25,000 shares of common stock.

(5)	Includes vested options exercisable to acquire 412,500 shares of common stock.

(6)	Includes vested options exercisable to acquire 518,750 shares of common stock.

(7)	Includes vested options exercisable to acquire 62,500 shares of common stock

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 25, 2012, we had approximately 2,500 shareholders of record of our common stock.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended March 31, 2012, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

Related party transactions are reviewed and approved by the Board of Directors.

Purchases of Securities

During and subsequent to the fiscal year ending March 31, 2012, officers, directors and 10% shareholders of Gryphon Gold purchased no securities of Gryphon Gold.

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

Donald Gentry;
Marvin Kaiser; and
Terence Cryan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2012 and 2011 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for fiscal 2012 and 2011 were $135,661 and $106,433, respectively. The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2012 and 2011 were $0.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2012 and 2011 were $18,631 and $14,848, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2012 and 2011 were $23,345 and $40,065, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Consolidated Balance Sheets as at March 31, 2012 and 2011;

3.	Audited Consolidated Statements of Operations for the years ended March 31, 2012 and 2011;

4.	Audited Consolidated Statements of Shareholder’s Equity for the years ended March 31, 2012 and 2011;

5.	Audited Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011; and

6.	Notes to the Audited Consolidated Financial Statements.

Exhibits

Number	Description
3.1*	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.1)
3.2*	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.2)
3.3*	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.3)
3.4*	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.4)
3.5*	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.5)
3.6*	Certificate of Amendment to Articles of Incorporation dated December 10, 2009 (Previously filed on Form 8-K on December 16, 2009 as Exhibit 3.1)
4.1*	Specimen Common Stock certificate (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 4.1)
10.1*	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.2)
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
10 .7*

2006 Omnibus Incentive Plan (Incorporated by reference to Appendix E of the Registrant’s Definitive Schedule 14A proxy statement filed on August 9, 2006)(Previously filed as Exhibit 4.1 to Form S-8 filed on October 11, 2006)

10 .8*	Employment Agreement between the Registrant and John L. Key, dated July 21, 2008 (Previously filed as Exhibit 10.1 to Form 8-K filed on July 21, 2008)

10 .9*	Option to Amend the Mining Lease on the Borealis Property, dated effective August 22, 2008 (Previously filed as Exhibit 10.18 to Form 10-K filed on June 28, 2010)
10 .10*	Amendment No. 1 to the Option Agreement between the Registrant, Gerald W. and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 5, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2010)
10 .11*	Amendment No. 2 to the Option Agreement between the Registrant, Gerald W. and Fabiola Baughman, and Nevada Eagle Resources LLC, dated February 12, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 18, 2010)
10 .12*	Amendment No. 1 to Option to Amend Mining Lease dated August 7, 2009 (Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 24, 2011)
10 .13*	Amendment No. 2 to Option to Amend Mining Lease dated February 12, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 18, 2010)
10 .14*	Amendment No. 3 to Option to Amend Mining Lease dated August 17, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2010)
10 .15*	Amendment No. 4 to Option to Amend Mining Lease dated February 22, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 24, 2010)
10 .16*	Amendment No. 2 to Option Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated April 19, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 20, 2010)
10 .17*	Membership Interest Purchase Agreement between the Registrant and Fronteer Development (USA) Inc. dated April 23, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 27, 2010)
10 .18*	Amendment No. 3 to Option Agreement and Amendment No. 2 to Subscription Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated April 19, 2010 (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on May 6, 2010)
10 .20*	Amendment No. 4 to Option Agreement between the Registrant, Borealis Mining Company and Sage Gold, dated June 15, 2010 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2010)
10 .21*	Bridge Loan Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.1 to the Registrant’s Form 8- K filed on March 26, 2012)
10 .22*	July Indenture Subordination Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .23*	November Indenture Subordination Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .24*	July Indenture Supplemental Indenture, dated March 20, 2012 (Previously filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .25*	November Indenture Supplemental Indenture, dated March 20, 2012 (Previously filed as Exhibit 4.5 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .26*	Deed of Trust, dated March 20, 2012 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .27*	Pledge and Security Agreement, dated March 20, 2012 (Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .28*	Security Agreement (Gryphon Gold Corporation), dated March 20, 2012 (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .29*	Security Agreement (Borealis Mining Company), dated March 20, 2012 (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .30*	Guarantee, dated March 20, 2012 (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .31 +	Senior Secured Gold Stream Credit Agreement, dated April 18, 2012
10.32 +	Gold and Silver Supply Agreement, dated April 18, 2012

23.1	Consent of Decoria-Maichel-Teague
23.3	Consent of John Danio, PE, of Denver, CO
Consent of John Welsh, PE, of Reno, NV
Consent of Jonathan Brown, CPG, of Reno, NV
Consent of Telesto Nevada Inc.
32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
33.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

* +

Previously filed and incorporated by reference.

The Company has requested and / or received confidential treatment with respect to certain portions of this document, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

/s/ James T. O’Neil Jr.	Chief Executive Officer and Director	June 28, 2012
(Principal Executive Officer)

/s/ R. Llee Chapman	Chief Financial Officer	June 28, 2012
(Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ James T. O’Neil Jr	Chief Executive Officer	June 28, 2012
and Director
(Principal Executive Officer)

/s/ R. Llee Chapman	Chief Financial Officer	June 28, 2012
(Principal Financial and
Accounting Officer)

/s/ Marvin K. Kaiser	Director	June 28, 2012

/s/ Donald W. Gentry	Director	June 28, 2012

/s/ Terence J. Cryan	Director	June 28, 2012