Form 10-Q
period 2012-06-30
GRYPHON GOLD CORP
filed 2012-08-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT O 1934

For the quarterly period ended June 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 N Nevada Street
Carson City, Nevada	89703
(Address of Principal Executive Offices)	(Zip Code)

(888) 261-2229
(Registrant’s Telephone Number, including Area Code)

__________________________________________________________________
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

Yes [  ]       No [X]

Number of common shares outstanding at August 14, 2012: 194,103,382

i

GRYPHON GOLD CORPORATION
June 30, 2012

ii

PART I - FINANCIAL INFORMATION

Gryphon Gold Corporation
Consolidated Balance Sheets
(Stated in U.S. dollars)

	As at	As at
	June 30,	March 31,
	2012 (unaudited)	2012
ASSETS
Current Assets
Cash	$4,533,261	$602,343
Accounts receivable	27,179	358,005
Prepaid expenses	275,103	171,515
Inventories	6,024,646	6,363,016
Deferred debt issue costs	491,802	312,549
Total Current Assets	11,351,991	7,807,428

Property, plant & equipment, net	20,003,682	19,565,395
Reclamation bonds	2,898,359	2,839,559
Total Assets	$34,254,032	$30,212,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,863,407	$5,004,298
Current portion of the long term debt	3,136,500	583,458
Note payable	1,084,258	1,376,479
Total Current Liabilities	8,084,165	6,964,235

Asset retirement obligation	1,703,504	1,675,877
Warrant derivative liabilities	759,081	137,291
Long-term debt, net if discount	12,759,482	10,198,611
Total Liabilities	23,306,232	18,976,014

Commitments & contingencies [Note 10, 11 and 13]

Stockholders' Equity
Common stock	194,103	194,103
Additional paid-in capital	54,205,021	54,114,438
Accumulated deficit	(43,451,324)	(43,072,173)
Total Stockholders' Equity	10,947,800	11,236,368
Total Liabilities and Stockholders’ Equity	$34,254,032	$30,212,382

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statement of Operations
(Unaudited) (Stated in U.S. dollars)

	Three months ended	Three months ended
	June 30,	June 30,
	2012	2011

Sales of product	$5,889,363	$-
Cost of sales and other direct production costs	5,045,815	-
Gross profit	843,548	-
Other operating expenses:
Exploration	25,218	90,896
Salaries & consulting fees	320,935	233,407
General and administrative	153,424	143,079
Legal and audit	212,176	74,147
Travel and accommodation	26,390	50,473
Depreciation	6,632	3,509
Loss (gain) on disposal of equipment	(430)	-
Asset retirement obligation accretion	27,627	(3,046)
Total other operating expenses	771,972	592,465
Income (loss) from operations	71,576	(592,465)

Other (income) expense:
Foreign exchange (gain) loss	(19,400)	(28,749)
(Gain) loss on warrant derivative liability	(417,776)	-
Interest income	(1,498)	(66)
Interest expense, net of capitalized interest	889,401	19,811
Total other (income) expense	450,727	(9,004)
Net loss	$(379,151)	$(583,461)

Basic and diluted loss per share:
Net loss	Nil	Nil

Basic and diluted weighted average number of common shares outstanding	194,103,382	141,980,549

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Stated in U.S. dollars, except share data)

	Common Stock		Additional
			paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2011	96,983,632	96,984	41,665,952	(37,950,801)	3,812,135
Shares issued:
For public offering	89,060,000	89,060	10,979,302	—	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	—	1,081,675
Share issue costs	—	—	(13,177)	—	(13,177)
Public offering costs	—	—	(1,466,723)	—	(1,466,723)
Exercise of options	150,000	150	19,930	—	20,080
Exercise of warrants	183,500	183	45,691	—	45,874
Fair value of options granted	—	—	277,283	—	277,283
Fair value of warrants issued	—	—	1,532,231	—	1,532,231
Net loss for the year	—	—	—	(5,121,372)	(5,121,372)
Balance March 31, 2012	194,103,382	$194,103	$54,114,438	$(43,072,173)	$11,236,368
Fair value of options granted	-	-	90,583	-	90,583
Net loss for the period	-	-	-	(379,151)	(379,151)
Balance June 30, 2012	194,103,382	$194,103	$54,205,021	$(43,451,324)	$10,947,800

See Note 1 – Nature of Operations and Going Concern Uncertainty

The accompanying notes are an integral part of these consolidated financial statements.

Gryphon Gold Corporation
Consolidated Statements of Cash Flows
(Unaudited) (Stated in U.S. dollars)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2012	2011

OPERATING ACTIVITIES
Net loss for the period	$(379,151)	$(583,461)
Items not involving cash:
Interest expense paid with debt	149,229
Depreciation	394,666	3,509
Asset retirement obligation accretion	27,627	(3,046)
Gain on disposal of equipment	(430)	-
Share based compensation	90,583	18,508
Amortization of debt offering costs	380,822
Amortization of notes payable discount	242,672
Unrealized gain on foreign exchange	5,572	(33,513)
Impairment of inventory	60,531	-
Change in liability of options and warrants	(417,776)	-
Loss on modification of debt	-	-
Changes in non-cash working		-
capital items:
Accounts receivable	7,256	(2,608)
Accounts payable and accrued liabilities	(3,131,858)	150,863
Inventories	1,881,582	-
Prepaid expenses	(103,588)	564
Cash used in operating activities	(792,263)	(449,184)
INVESTING ACTIVITIES
Reclamation bonds purchased	(58,800)	(2,000,000)
Purchase of property, plant & equipment	(166,049)	(896,535)
Interest capitalized on self-constructed assets	(35,799)	-
Proceeds from sale of equipment	1,000	-
Option payment to amend and reduce royalty	-	(175,000)
Proceeds from note receivable	-	2,975
Cash used in investing activities	(259,648)	(3,068,560)
FINANCING ACTIVITIES
Payments on notes payable	(321,619)
Proceeds from senior credit facility	5,395,095
Shares and warrants issued for cash	-	11,068,362
Share issue costs	-	(13,177)
Public offering costs	-	(1,185,444)
Debt and share issue costs	(85,075)
Cash provided by financing activities	4,988,401	9,869,741

Effect of foreign exchange on cash	(5,572)	33,513
Increase (decrease) in cash during the period	3,930,918	6,385,510
Cash, beginning of year	602,343	$837,457
Cash, end of period	$4,533,261	$7,222,967

The accompanying notes are an integral part of these consolidated financial statements.

See Note 1 – Nature of Operations and Going Concern Uncertainty

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation was incorporated in the State of Nevada in 2003 and wholly owns its subsidiary, Borealis Mining Company, (collectively, “Gryphon Gold” or “the Company”). The Company is a production company focused on the Borealis Oxide Heap Leach Project (the “Borealis Project”) and exploring mineral properties. Management intends to use the cash flow generated from the Borealis Project to fund operations but may need to raise additional capital through debt or equity to help fund operations and additional capital expenditures and expansion. No assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $43,451,324 as at June 30, 2012 ($43,072,173 as at March 31, 2012) and has cash on hand of $4,533,261. In addition, at June 30, 2012 the Company had $16,980,240 in notes payable and long-term debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

The table below sets forth our financial instruments measured at fair value and the input hierarchy level that we have determined applies to each.

	Balance June 30,	Balance March 31,	Input
	2012	2012	Hierarchy level

Cash and cash equivalents	$4,533,261	$602,343	Level 1
Reclamation bond and deposits	$2,898,359	$2,839,559	Level 1
Warrant liabilities	$759,081	$137,291	Level 2

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities on the balance sheet and measured at fair value. Accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting. At June 30, 2012, the Company had warrant derivative liabilities of $759,081, which are valued on a recurring basis and related to warrants issued to a debt holder that are exercisable in a currency other than the Company’s reporting currency.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable written transfer notice authorizing the transfer of metals to the buyer’s account, and no related obligations remain and collectability is probable.

Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Costs charged by smelters include a metals payable fee, fixed treatment, transaction fees and refining costs per ton of product. Estimated prices of gold or silver shipped in the form of doré will be settled as the settlement occurs after delivery.

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

Estimates of recoverable gold or silver on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold or silver placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold or silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time. As of June 30, 2012, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold and silver are based primarily on initial tests and only limited refinements derived from metallurgical balancing.

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

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

3. ACCOUNTS RECEIVABLE

At June 30, 2012, other accounts receivable represents those amounts the Company is owed for its goods and services tax return and from its former Chief Executive Officer.

Specifically, accounts receivable are detailed as follows:

		As at
	As at June 30, 2012	March 31, 2012
Due from gold and silver sales	$-	$323,570
Other receivables	27,179	34,435
TOTAL	$27,179	$358,005

4. INVENTORIES

During the quarter ended June 30, 2012, we purchased gold and silver loaded on carbon from Waterton Global Value LP and processed it through our Adsorption Desorption and Refining (“ADR”) facility. The cost to buy the carbon consisted of a payable of $1,343,197 and a reversal of accounts receivable of $323,570 that Waterton Global Value LP owed the Company for a total cost of $1,666,767. During the three months ended June 30, 2012, the Company recorded an impairment to inventory of $60,531, based upon the estimated market value of carbon purchased.

At June 30, 2012, inventories were as follows:

	June 30, 2012	March 31, 2012
Material on leach pad inventory	$4,037,091	$4,245,418
Gold in carbon inventory	1,262,582	1,462,485
Doré in transit inventory	640,626	578,537
Supplies inventory	84,347	76,576
Total inventory costs	$6,024,646	$6,363,016

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

5. PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2012, the Company purchased assets in connection with the further development of the Borealis Project and also brought into service the ADR.

	June 30, 2012
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$7,823,272	$265,872	$7,557,400
Borealis asset retirement obligation	1,533,158	53,140	1,480,018
Leach pad	1,897,882	325,365	1,572,517
Plant	5,822,237	235,746	5,586,491
ADR	3,168,448	12,343	3,156,105
Equipment	963,900	312,749	651,151
Property, plant and equipment total costs	$21,208,897	$1,205,215	$20,003,682

	March 31, 2012
		Accumulated
	Cost	Depreciation	Net Book Value
Mineral properties	$7,625,883	$193,038	$7,432,845
Borealis asset retirement obligation	1,533,158	38,866	1,494,292
Leach pad 1A	1,897,882	222,017	1,675,865
Plant	5,713,537	144,839	5,568,698
Construction in progress, ADR	2,910,023	-	2,910,023
Equipment	769,314	285,642	483,672
Property, plant and equipment total costs	$20,449,797	$884,402	$19,565,395

Total depreciation, depletion and amortization for the quarter ended June 30, 2012, was $331,642.

During the three month period ended June 30, 2012, $35,799 of interest expense was capitalized to the Company’s construction of its ADR.

6. RECLAMATION BONDS

At June 30, 2012 and March 31, 2012, reclamation bonds and deposits were as follows:

	June 30,	March 31,
	2012	2012
Reclamation bonds & deposits	$2,898,359	$2,839,559
Total	$2,898,359	$2,839,559

On June 30, 2012 the Company had $2,878,941 (March 31, 2012 - $2,820,141) on deposit to support performance bonds with the United States Forest Service. The Company also has a deposit with the Bureau of Land Management (“BLM”) for $19,418 (March 31, 2012 - $19,418), which partially supports its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. These bonds are required in connection with the construction and further development of the Borealis Project and to perform infill drilling.

7. NOTE PAYABLE

Promissory note

The promissory note bears interest at 5% per annum payable monthly. Principal installments are due the last day of the month following the month production commenced and inventory was shipped offsite. Production and shipments commenced in October 2011 and the first principal installment was due on November 30, 2011. During the quarter ended June 30, 2012 the Company paid $213,193 in principal payments. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the note as of June 30, 2012 is $1,084,258.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

8. ASSET RETIREMENT OBLIGATION

At June 30, 2012, and March 31, 2012, our asset retirement obligation was as follows:

	Three months	Year ended
	ended	March 31, 2012
	June 30, 2012
Asset retirement obligation, beginning of period	$1,675,877	$51,300
Incurred	-	-
Accretion	27,627	139,673
Additions and changes in estimates	-	1,484,904
Asset retirement obligation, end of period	$1,703,504	$1,675,877

The asset retirement obligation at June 30, 2012 was calculated based on estimated costs the Company expects to incur in order to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation at June 30, 2012 includes the Company’s estimate of reclamation costs for Phase 1A of the Borealis Heap Leach Project and in fill drilling.

9. OPTION TO REDUCE ROYALTY

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

Accordingly, at June 30, 2012 and at March 31, 2012, the Company’s mineral properties include the following payments made to the Borealis Property lessors:

	Three months	Year
	ended	ended
	June 30, 2012	March 31, 2012
Balance, beginning of period	$5,527,078	$760,903
Cash paid	-	175,000
Promissory notes payable	-	1,600,000
Convertible notes payable	-	1,909,500
Common stock issued	-	1,081,675
Balance, end of period	5,527,078	$5,527,078

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by Borealis royalty holders, which include the Cavell Trust, Hardrock Mining Company and John W. Whitney. The royalty holders allege that monthly “advance royalties” which have been paid by Gryphon Gold are not recoverable from ongoing production royalties and are payable during the duration of the mining lease. Gryphon Gold has deducted previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. At June 30, 2012, the Company had deducted $389,673 of previously paid advance royalties and has deposited the amount into a trust account. The trust account is not included on the Company’s balance sheet.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

10. LONG TERM DEBT

Waterton bridge loan

On March 20, 2012, we entered into a Bridge Loan facility with Waterton Global LLC for $1,500,000. The loan was to be paid within 60 days or be subject to immediate repayment from the $15,000,000 Senior Credit Facility. Security for the loan was a perfected lien and a first priority security interest in all tangible and intangible properties and assets of Gryphon Gold. The loan accrued interest at a 15% rate and included a $30,000 structuring fee, $100,000 for legal and other expenses, as well as payment of 1,500,000 Series R Warrants, each entitling the lender to purchase one common share of Gryphon Gold stock at a strike price of $0.18 per share. The Series R Warrants were issued outside of our reporting currency therefore creating a liability. The fair value of the warrants on the date of the issue was $137,291, which was calculated based on the Black-Scholes model with a risk free interest rate of 0.62%, volatility of 88.06%, 1,095 days expected term, exercise price of $0.18 and a market price of $0.17. The warrants expire on March 20, 2015.

We repaid these debentures on April 20, 2012, with the Senior Credit Facility (see below).

Convertible notes

The convertible notes (see Note 9) bear interest at 5% per annum payable monthly. Monthly payments on the notes are due the first of each month commencing June 1, 2012. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. During the quarter ended June 30, 2012 the Company paid $106,083 in principal. The aggregate balance due on the notes as of March 31, 2012 is $1,803,417, which can be converted at a price of $0.80 until May 19, 2013 and $0.90 from May 20, 2013 to May 20, 2014.

Waterton Global Value LP – Senior Credit Facility

On April 18, 2012, the Company and its subsidiaries (“Company”) entered into a Senior Secured Gold Stream Non-Revolving Credit Facility (“Credit Facility”) with Waterton Global Value, LP (“Lender”). The Credit Facility provides for a $15 million non-revolving working capital facility. $15 million was advanced to the Company on April 19, 2012.

As part of the transaction, the Company has also entered into a gold and silver sale agreement (“Gold and Silver Supply Agreement”) with Lender, see Note 11.

Proceeds from the Credit Facility were used to retire the Company’s $1.5 million Bridge Loan with Lender entered into March 20, 2012; in addition to our C$3 million, 10% subordinated secured notes due July 28, 2012, and C$4.5 million, 10% subordinated secured notes due November 22, 2012, with residual to be used to develop the Borealis property.

On April 18, 2012, we entered into a Senior Secured Gold Stream non-revolving credit facility (the “Senior Facility”), with Waterton Global Value, LP, by its Investment Manager, Altitude Management Ltd. in the aggregate amount of $15,000,000. The full $15,000,000 was advanced to us on April 19, 2012, and we used the proceeds to pay off the Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, as well as our C$3,000,000 10% subordinated secured notes, due in July of 2013, and our C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Senior Facility loan bears interest at 5% per annum and is repayable in 12 equal monthly installments commencing in May 2013. The amount of individual monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The loan is secured by a first priority lien on the assets of Gryphon Gold and BMC.

We paid Waterton a non-refundable structuring fee equal to 1% of the principal amount and issued Waterton 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

The fair value of the warrants issued to note holders and brokers pursuant to the Senior Facility was $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, 1,095 days expected term and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and will be amortized over the 24-month term of the notes and as at June 30, 2012, $105,380 had been amortized and charged to interest expense.

The debt offering costs in connection with the Senior Facility totaled $585,091 and at June 30, 2012, $55,466 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

10. LONG TERM DEBT, CONTINUED:

The Credit Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include unaudited quarterly financial statements, annual audited financial statements, proxy statements, and any material reports. Within 10 days after the end of each calendar month, the Company shall submit to Lender a written report concerning its business and activities. Pursuant to a series of guarantees, security agreements, deed of trust, and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company and the Company’s assets.

As part of the Senior Facility, we entered into a Gold and Silver Supply Agreement (see Note 11) with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

As of June 30, 2012, $12.5 million was classified as long-term debt and $2.5 million as current.

11. GOLD AND SILVER SUPPLY AGREEMENT

On April 18, 2012, in connection with the Credit Facility, the Company entered into a gold and silver supply agreement (“Supply Agreement”) to sell refined gold and silver to Waterton Global Value, LP until operations on the Borealis property cease. The sales price for refined gold and silver is based upon the market price for each respective metal.

12. CAPITAL STOCK

[a]	Authorized capital stock consists of 250,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share.

[b]	Warrants:

The following table summarizes information about warrants outstanding and exercisable as at June 30, 2012:

Warrants Outstanding and Exercisable

Warrants	Avg Remaining	Exercise Price	Expiry Date
	Life in Years
3,250,000	0.6	$0.30	January 21, 2013
4,725,000	0.6	$0.20	January 27, 2013
3,359,250	0.9	$0.40	May 22, 2013
2,226,500	1.4	$0.30	November 13, 2013
1,500,000	2.7	C$0.186	March 19, 2015
14,955,308	1.3	$0.164	October 20, 2013
14,062,500	2.8	C$0.16	April 19, 2015
44,078,558	1.5	$0.20*

* Based on the June 30, 2012 exchange rate of Cdn$0.9822 equals US$1.

[c]        Stock Options:

2006 Omnibus Incentive Plan

The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company’s total employees are relatively few in number and turnover is considered minimal, therefore the Company currently estimates forfeitures to be 20%. Estimate of forfeitures is reviewed on a quarterly basis. Stock-based compensation is expensed on a straight-line basis.

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

12. CAPITAL STOCK, CONTINUED:

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

The Company recorded total stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months	Three months
	ended June 30,	ended June 30,
	2012	2011

Management, Board of Directors, and employees expense	$85,144	$11,187
Consulting expense	5,439	7,321
Total	$90,583	$18,508

Stock option activity

The following table summarizes the Company’s stock option activity (excluding options issued to a consultant, above) for quarter ended June 30, 2012:

	Number of Stock	Weighted Average
	Options	Exercise Price
Outstanding, April 1, 2012	6,242,500	$0.30*
Granted	250,000	$0.14
Exercised	-	-
Forfeited	(820,000)	$0.67*
Total outstanding at June 30, 2012	5,672,500
Vested and exercisable at June 30, 2012	5,242,500	0.24*

* Based on the March 31, 2012 exchange rate of Cdn$0.9822 equals US$1.

The weighted-average grant-date fair value of the options granted in the quarter ended June 30, 2012 was $0.14.

The intrinsic value of exercisable stock options at June 30, 2012 was $40,693 and the weighted average term of the remaining exercisable options is 2.6 years.

The 250,000 options granted in the quarter ended were granted to an executive of the Company and will vest over the course of this fiscal year.

Valuation assumptions

Compensation and consulting expense recorded in the consolidated financial statements has been estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	3 Months	3 Months
	ended	ended
	June 30, 2012	June 30, 2011

Dividend yield	0%	0%
Expected volatility	87.35%	11.26%
Risk free interest rate	0.42%	0.78%
Expected lives	3 years	3 years

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

12.	CAPITAL STOCK, CONTINUED:

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

The following table summarizes information about RSUs outstanding as at June 30, 2012:

	RSUs	RSUs	RSUs	RSUs	Weighted
	Granted	Vested	Forfeited	Cancelled	Average
				and Cash in	Fair Value
				lieu of	at Grant
				issued	Date
Outstanding at April 1, 2006	—	—	—		—
Issued April 18, 2006	8,000	8,000	—		Cdn$1.63
Issued December 12, 2006	29,000	15,000	14,000		Cdn$0.84
Issued January 10, 2007	650,000	488,750	118,750	42,500	Cdn$0.82
Issued September 6, 2007	154,170	154,170	—		Cdn$0.77
Issued September 20, 2010	275,000	275,000	—		$0.16

Outstanding at June 30, 2012	1,116,170	940,920	132,750	42,500	—

All issued restricted stock units have vested.

13. COMMITMENTS & CONTINGENCIES

[a] A portion of the Borealis Property is subject to a mining lease. The Company was required to make advanced royalty payments monthly of $10,205, adjusted annually based on the Consumer Price Index. In addition, production of precious metals from the Borealis Property are subject to the payment of a royalty under the terms of the mining lease. The Company deducts advance royalty payments from production royalties due under the mining lease, pursuant to the mining lease. The Company’s royalty holders have disputed this practice (see Note 9]. The Company is currently preparing a response to their complaint.

[b] The Company rents office space in Vancouver, BC for a 5-year term, commencing September 2008 (which has been sub-lease, refer to “Contractual obligations”), office space in Hawthorne, Nevada for a one year term, and office space in Carson City, Nevada for a three year term. The following are the remaining rental lease commitments in relation to the office leases:

June 30,
FY2013	$89,775
FY2014	67,518
FY2015	9,619
Total	$116,912

Gryphon Gold Corporation
Notes to Consolidated Financial Statements

14. SUBSEQUENT EVENTS

On July 26, 2012, our Chief Financial Officer resigned. Chief Executive Officer, James T. O’Neil Jr. has resumed the role of Interim Chief Financial Officer.

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

Non-cash investing and financing activities:

	June 30, 2012	June 30, 2011
Capitalized construction in progress purchased with accounts payable	$568,652	$771,131
Accounts receivable paid through purchase of carbon	323,570	-
Issuance of derivative warrants	1,039,566	-
Carbon inventory purchased with accounts payable	1,343,197	-
Bridge loan paid with senior credit facility debt	1,500,000
Subordinated secured notes paid with senior credit facility	7,480,675
Issuance of 7,726,500 shares at a fair value of $0.14 per share related to exercise of the option to fix the royalty at 5%		1,081,675
Promissory and convertible notes issued related to exercise of the option to fix the royalty at 5%		3,509,500

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

  our ability to increase production at the Borealis Property to expand production within expected time frames; and

  our ability to raise any additional capital required to fund our exploration, capital expenditures, and development and working capital requirements.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of our annual report on Form 10-K as filed with the SEC on June 28, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Overview

Business Objectives

Gryphon Gold is an exploration, development and production company focused on precious metals and is currently producing at its Borealis property, located in Nevada’s Walker Lane Gold Belt. The plan for the Borealis property is to advance production of the oxide heap leachable gold and silver and to further expand and develop the significant sulphide resource through exploration, metallurgical design and sulphide project permitting and development. The Borealis property is unpatented mining claims of approximately 20 acres each, totalling about 15,020 acres, which has successful past production.

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

Phase 1A of the Borealis Project was completed in the first quarter of fiscal year 2013, which brought the ADR to completion.

Phase 1B is will include a leach pad expansion and mobilization of a larger crusher unit. In order to expand production mining activities we will have to commence mining in the Borealis Pit. Main activities necessary to expand the Borealis Project’s production include:

  Development of roads, power and other infrastructure;

  Pre-stripping and development of the remaining oxide reserves; and

  Efficient mining and processing of approximately 3-5 million tons per year

Phase 1B commenced construction in July 2012.

The initial mine plan is estimated at 3 years with an additional 3 years if drilling confirms our current oxide resource predictions. In year seven, reclamation will begin with heap wash down. Expansion of the mine life past the initial 6-year estimate is dependant on the expansion of current mineralization or the discovery of additional mineralization through further exploration drilling on the property.

Borealis Property

During the three months ended June 30, 2012, we completed Phase 1A of the Borealis Project by completing construction of the ADR and continued to pour doré throughout the quarter.

The Company has begun construction of Phase 1B early in the second quarter of this fiscal year.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2012 filed with the SEC.

Recent Financing Transactions

Waterton Global Value LP – Senior Credit Facility

On April 18, 2012, we entered into a Senior Secured Gold Stream non-revolving credit facility (the “Senior Facility”), with Waterton Global Value, LP, by its Investment Manager, Altitude Management Ltd. in the aggregate amount of $15,000,000. The full $15,000,000 was advanced to us on April 19, 2012, and we used the proceeds to pay off the Bridge Loan of $1,500,000 entered into with Waterton in March 20, 2012, as well as our C$3,000,000 10% subordinated secured notes, due in July of 2013, and our C$4,500,000 10% subordinated secured notes, due November 27, 2013. The Senior Facility loan bears interest at 5% per annum and is repayable in 12 equal monthly installments commencing in May 2013. The amount of individual monthly repayments will be based on a formula using 80% of the gold spot price as the value of the gold (or cash equivalent) to be delivered to Waterton. On each repayment date, we may pay the amount in gold to Waterton’s gold account, or, if requested by Waterton, pay the amount in cash. The loan is secured by a first priority lien on the assets of Gryphon Gold and BMC.

We paid Waterton a non-refundable structuring fee equal to 1% of the principal amount and issued Waterton 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015.

The fair value of the warrants issued to note holders and brokers pursuant to the Senior Facility was $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, 1,095 days expected term and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and will be amortized over the 24-month term of the notes and as at June 30, 2012, $105,380 had been amortized and charged to interest expense.

The debt offering costs in connection with the Senior Facility totaled $585,091 and at June 30, 2012, $55,466 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

The Credit Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include unaudited quarterly financial statements, annual audited financial statements, proxy statements, and any material reports. Within 10 days after the end of each calendar month, the Company shall submit to Lender a written report concerning its business and activities. Pursuant to a series of guarantees, security agreements, deed of trust, and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company and the Company’s assets.

As part of the Senior Facility, we entered into a Gold and Silver Supply Agreement (see Note 11) with Waterton whereby Waterton has the right to purchase all of the gold and silver produced by BMC at the Borealis property. The Gold and Silver Supply agreement is effective from the closing date of the Senior Facility until the Borealis Property ceases operations.

Fiscal 2013 Plan of Operations

Our long-term plan is to focus on further development of the Borealis Project, expansion of resources on the Borealis Property through exploration drill programs, and location of additional resources for the Company.

We intend to continue to take all steps necessary to preserve our rights to the Borealis Property under the existing terms of the property lease. We also expect to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations and to completed these goals, we intend to:.

  Complete full construction of the Borealis Oxide Heap Leach Project;

  Execute a drill program to expand the oxide resource within the permitted footprint of the Borealis Property; and

  Execute a drill program on the three anomalies defined in the pediments of the Borealis Property for the purpose of potentially discovering additional oxide and sulphide resources.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

For the three months ended June 30, 2012, we incurred a net loss of $379,151 or $0.00 from operations compared to a net loss of $583,461 or $0.00 from operations in the same period in the prior year.

Revenue for the quarter ended June 30, 2012 was $5,889,363 with a cost of sales of $5,045,815, compared to no revenue in the prior year’s quarter ended June 30, 2011. The Company began sales of loaded carbon in its third quarter of fiscal year 2012, and began sales of doré in the quarter ended June 30, 2012.

Exploration expenses during the quarter ended June 30, 2012 were $25,218, compared to $90,896 in the prior year. The decrease in exploration expenses was due to Company resources being directed toward production.

Management salaries and consulting fees in the quarter ended June 30, 2012 were $320,935 compared to $233,407 compared incurred in the quarter ended June 30, 2011. Total non-cash compensation expense to the recognition of costs related to stock options was $90,583 compared to $18,508 in the quarter ended June 30, 2011. General and administrative costs increased by $13,391 over the first quarter of fiscal year 2011. Legal and audit fees for the period were $212,176 compared to $74,147. These costs increased due to the level of legal filings surrounding the Senior Credit facility and the litigation with the royalty holders.

Interest expense was $889,401 in the quarter ended June 30, 2012 compared to $19,811 in the same period in the prior year. This increase is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty, the July and November notes payable, the Bridge Loan and non-cash interest expense related to the debt offering and notes payable discounts that were fully amortized in the quarter.

The company recognized a gain of $417,776 in this year’s first quarter for the change in the liability of warrants issued in Canadian currency.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2012 includes a going concern qualification. Management intends to use the profit from the Borealis Project to fund operations but may need to raise additional capital to help fund the operation and further capital expenditures and expansion. No assurance can be given that the Company will be successful in raising additional capital on favourable terms or at all. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $43,451,324 as at June 30, 2012 ($43,072,173 as at March 31, 2012) and has cash on hand of $4,533,261. In addition, at June 30, 2012 the Company had $16,980,240 in notes payable and long-term debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Royalty Obligations

On May 25, 2011, we exercised our option to fix the NSR at 5%. Under the terms of the option agreement, as amended, we exercised the option by paying the Lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by Gryphon to the Lessors upon execution of the Option Agreement) as follows:

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

Financial Condition and Liquidity

At June 30, 2012, we had working capital of $3,267,826. Current assets consisted of $4,533,261 in cash, $27,179 in accounts receivable, $275,103 in prepaid expenses, $6,024,646 in inventories, and $491,802 in debt issue costs. We had $3,863,407 in accounts payable and accrued liabilities, $3,136,500 in the current portion of the long-term debt, and $1,084,258 in note payable.

During the three months ended June 30, 2012, we used cash in operating activities of $792,263, which included our net loss during the quarter of $379,151, off-set by interest paid with debt of $149,229, depreciation of $394,666, non-cash compensation of $90,583, a gain in ARO accretion of $27,627, amortization of debt costs and note payable discount of $623,494, impairment of inventory of $60,531, change in liability in warrants of $417,776, gain on disposal of equipment of $430, $5,572 of unrealized foreign exchange, and changes in non-cash working capital of $1,346,608.

We used cash from investing activities of $259,648, including $58,800 to increase the reclamation bond, $166,049 in capital expenditures, $35,799 in interest on self-constructed assets, and $1,000 proceeds from the sale of equipment.

We received cash from financing activities of $4,988,401, including $5,395,095 from the Senior Credit Facility. We used cash of $85,075 in debt issue costs, and $321,619 in payments on notes payable for the quarter ended June 30, 2012. Cash increased during the period by $3,930,918 to $4,533,261 as at June 30, 2012.

Updated share capital as at August 14, 2012:

Basic Common Stock Issued and Outstanding	194,103,382
Warrants, Options and other Convertible Securities	52,880,368
Fully Diluted Common Stock	246,983,750

If all of the convertible securities issued and outstanding as of June 30, 2012 are fully exercised or converted, we would issue an additional 52,880,368 shares of common stock, and our issued and outstanding share capital would increase to 246,983,750 shares.

Our authorized capital consists of 250,000,000 shares of common stock and 15,000,000 shares of preferred stock. If the 52,880,368 warrants, options and other convertible securities were converted or exercised as of June 30, 2012, this would leave us with 3,016,250 shares to issue in the future, which may adversely affect our ability to raise additional capital through the issuance of equity.

Subsequent Events

On July 26, 2012, our Chief Financial Officer resigned for personal reasons. Chief Executive Officer, James T. O’Neil Jr. will resume the role of Interim Chief Financial Officer.

Critical Accounting Policies and Estimates
Please see the notes to our audited financial statements included in our 10-K for the fiscal year ended March 31, 2012 for a complete list of our critical accounting policies and estimates.

Recent Accounting Pronouncements
Please see the notes to our unaudited financial statements for a complete list of recent accounting pronouncements.

Reclassification
Certain comparative figures have been reclassified to conform to the current quarter presentation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer/Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer/Interim Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer/ Interim Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Subsequent to the quarter ended June 30, 2012, Mr. Robert L. Chapman, Chief Financial Officer resigned. The Company’s Chief Executive Officer, Mr. James T. O’Neil Jr. has resumed the role of Interim Chief Financial Officer. Mr. O’Neil currently is performing duties for both principal roles.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year 2012, managed concluded that the Company’s internal control over financial reporting contained two material weaknesses. Throughout the first quarter of fiscal year 2013 we remedied these weaknesses by adding additional people to the staff, began segregation of duties amongst the accounting and administration staff, and are implementing a committee to review and research complex accounting issues prior to beginning of quarterly reviews.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

The Company has not been involved in any new legal proceedings during the three-month period ended June 30, 2012. For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 28, 2012.

Item 1A.      Risk Factors and Uncertainties

Other than as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2012 which was filed with Securities and Exchange Commission on June 28, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2012, all transactions in which we offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended were reported on current reports on Form 8-K.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended March 31, 2012, a worker was injured at the Borealis Project worksite. The Company took immediate actions to mitigate risks of future actions and terminated three employees, who failed to comply with mine safety regulations at Borealis. On November 2, 2011, MSHA inspected our Borealis operation following the accident and issued the Company three Section 104(a) citations and three Section 104(d) citations. Section 104(a) citations, include citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated, and Section 104(d) citations, include citations for unwarrantable failure to comply with mandatory health or safety standards. When the MSHA issues a citation or order, it generally proposes a civil penalty, or fine, because of the alleged violation, that the operator is ordered to pay. The Company has received $600 in fines and penalties. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Item 5.        Other Information.

None.

Item 6.        Exhibits

Exhibit 31.1	Certification of James T. O’Neil Jr., Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of James T. O’Neil Jr., Interim Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of James T. O’Neil Jr., Chief Executive Officer and Principal Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.2	Certification of James T. O’Neil Jr., Interim Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON GOLD CORPORATION

By:	/s/ James T. O’Neil Jr.
James T. O’Neil Jr.
Chief Executive Officer and Interim Chief Financial Officer
(On behalf of the registrant and as
Principal executive and financial officer)

Date: August 14, 2012