Form 10-K/A
period 2012-03-31
GRYPHON GOLD CORP
filed 2012-09-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of amending our disclosures relating to our controls and procedures. The original disclosure incorrectly stated the criteria by which Management conducts the evaluation of the design and operation of the Company’s internal control over financial reporting. Page 72 now correctly states the criteria by which Management conducts the evaluation of the design and operation of the Company’s internal control over financial reporting, which is based on the criteria established in an Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of March 31, 2012 based on the criteria established in an Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011 and no material weaknesses were discovered.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Consolidated Balance Sheets as at March 31, 2012 and 2011;

3.	Audited Consolidated Statements of Operations for the years ended March 31, 2012 and 2011;

4.	Audited Consolidated Statements of Shareholder’s Equity for the years ended March 31, 2012 and 2011;

5.	Audited Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011; and

6.	Notes to the Audited Consolidated Financial Statements.

Exhibits

Number	Description
3.1*	Articles of Incorporation of Gryphon Gold Corporation, filed April 24, 2003 (Previously filed on Form SB- 2 on August 17, 2005 as Exhibit 3.1)
3.2*	Certificate of Amendment to Articles of Incorporation of Gryphon Gold Corporation, filed August 9, 2005 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.2)
3.3*	Bylaws of Gryphon Gold Corporation (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.3)
3.4*	Articles of Incorporation of Borealis Mining Company, filed June 5, 2003 (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.4)
3.5*	Bylaws of Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 3.5)
3.6*	Certificate of Amendment to Articles of Incorporation dated December 10, 2009 (Previously filed on Form 8-K on December 16, 2009 as Exhibit 3.1)
4.1*	Specimen Common Stock certificate (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 4.1)
10.1*	Assignment of Borealis Mining Lease, dated January 10, 2005, between Golden Phoenix Mineral Company and Borealis Mining Company (Previously filed on Form SB-2 on August 17, 2005 as Exhibit 10.2)
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

10 .21*	Bridge Loan Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.1 to the Registrant’s Form 8- K filed on March 26, 2012)
10 .22*	July Indenture Subordination Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .23*	November Indenture Subordination Agreement, dated March 20, 2012 (Previously filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .24*	July Indenture Supplemental Indenture, dated March 20, 2012 (Previously filed as Exhibit 4.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .25*	November Indenture Supplemental Indenture, dated March 20, 2012 (Previously filed as Exhibit 4.5 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .26*	Deed of Trust, dated March 20, 2012 (Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .27*	Pledge and Security Agreement, dated March 20, 2012 (Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .28*	Security Agreement (Gryphon Gold Corporation), dated March 20, 2012 (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .29*	Security Agreement (Borealis Mining Company), dated March 20, 2012 (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on March 26, 2012)
10 .30*	Guarantee, dated March 20, 2012 (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on March 26, 2012)
23.3*	Consent of John Danio, PE, of Denver, CO
Consent of John Welsh, PE, of Reno, NV
Consent of Jonathan Brown, CPG, of Reno, NV

Consent of Telesto Nevada Inc.
32.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
10 .31+	Senior Secured Gold Stream Credit Agreement, dated April 18, 2012
10 32+	Gold and Silver Supply Agreement, dated April 18, 2012
23.1	Consent of Decoria-Maichel-Teague
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Previously filed and incorporated by reference.
+	The Company has requested and / or received confidential treatment with respect to certain portions of this document, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRYPHON GOLD CORPORATION

President and Chief Executive Officer,
/s/ James T. O’Neil Jr.	Interim Chief Financial Officer and Director	September 13, 2012
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ James T. O’Neil Jr	Chief Executive Officer and Director	September 13, 2012
(Principal Executive Officer)

/s/ Marvin K. Kaiser	Director	September 13, 2012

/s/ Terence J. Cryan	Director	September 13, 2012