Form 10-Q
period 2012-09-30
GRYPHON GOLD CORP
filed 2012-11-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission file number: 333-127635

GRYPHON GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	92-0185596
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 N Nevada Street Carson City, Nevada	89703
(Address of Principal Executive Offices)	(Zip Code)

(775) 883-1456
(Registrant’s Telephone Number, including Area Code)

___________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]  Yes                                      [X] No

Number of common shares outstanding at November 14, 2012:   194,644,091

GRYPHON GOLD CORPORATION
September 30, 2012

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012

ASSETS

Current assets:
Cash	$4,534,941	$602,343
Accounts receivable	28,724	358,005
Prepaid expenses	782,129	171,515
Inventories	5,610,841	6,363,016
Deferred debt issue costs	540,441	312,549
	11,497,076	7,807,428

Property, plant and equipment, net	24,116,139	19,565,395
Reclamation bonds and deposits	3,841,603	2,839,559
	$39,454,818	$30,212,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$7,769,836	$583,458
Accounts payable and accrued liabilities	4,152,679	5,004,298
Note payable	315,637	1,376,479
	12,238,152	6,964,235

Long-term debt, net of discount and current portion	13,138,919	10,198,611
Asset retirement obligation	3,732,910	1,675,877
Warrant derivative liabilities	384,502	137,291
	29,494,483	18,976,014
Commitments and contingencies - see Note 11

Stockholders' equity:
Common stock	194,644	194,103
Additional paid in capital	54,281,591	54,114,438
Accumulated deficit	(44,515,900)	(43,072,173)
	9,960,335	11,236,368

	$39,454,818	$30,212,382

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Sales	$3,504,293	$-	$9,393,656	$-
Cost of sales and other direct production costs	3,740,903	-	8,786,717	-
Gross profit (loss)	(236,610)	-	606,939	-

Operating expenses:
Exploration	2,984	4,358	28,202	95,254
Salaries and consulting fees	204,944	238,761	525,878	472,168
General and administrative	218,132	234,577	371,557	374,610
Legal and audit	162,834	66,853	375,010	141,000
Travel and accommodation	39,174	42,788	65,564	93,261
Depreciation	6,841	13,953	13,473	17,462
Write down of mining property	11,003	-	11,003	-
Loss (gain) on disposal of equipment	-	-	(430)	-
Asset retirement obligation accretion	81,095	16,996	108,722	16,996
	727,007	618,286	1,498,979	1,210,751

Loss from operations	(963,617)	(618,286)	(892,040)	(1,210,751)

Other (income) expense:
Loss (gain) on foreign exchange	70,264	123,545	50,864	94,796
Loss (gain) on warrant derivative liability	(374,579)	-	(792,355)	-
Interest income	(2,153)	(3,161)	(3,651)	(3,227)
Interest expense, net of capitalized interest	407,427	65,791	1,296,829	85,602

Net loss	$(1,064,576)	$(804,461)	$(1,443,727)	$(1,387,922)

Basic and diluted net income (loss) per share	$(0.01)	Nil	$(0.01)	$(0.01)

Weighted shares used in calculating basic and diluted net income (loss) per share	194,168,032	193,769,882	194,136,062	168,299,718

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2011	96,983,632	$96,984	$41,665,952	$(37,950,801)	$3,812,135
Shares issued:
Public Offering	89,060,000	89,060	10,979,302	-	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	-	1,081,675
Share issue costs	-	-	(13,177)	-	(13,177)
Public offering costs	-	-	(1,466,722)	-	(1,466,722)
Exercise of options	150,000	150	19,930	-	20,080
Exercise of warrants	183,500	183	45,692	-	45,875
Fair value of options granted	-	-	277,282	-	277,282
Fair value of warrants issued	-	-	1,532,231	-	1,532,231
Net loss	-	-	-	(5,121,372)	(5,121,372)
Balance, March 31, 2012	194,103,382	$194,103	$54,114,438	$(43,072,173)	$11,236,368

Shares issued:
Consultant compensation	121,751	122	11,128	-	11,250
Employee compensation	418,958	419	39,581	-	40,000
Fair value of vested options and restricted stock units	-	-	116,444	-	116,444
Net loss	-	-	-	(1,443,727)	(1,443,727)
Balance, September 30, 2012	194,644,091	$194,644	$54,281,591	$(44,515,900)	$9,960,335

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	September 30,
	2012	2011
Operating activities:
Net cash provided (used) by operating activities	$(2,504,057)	$(1,654,472)

Investing activities:
Reclamation bonds purchased	(1,002,044)	(2,033,500)
Purchase of property, plant and equipment	(1,551,491)	(6,783,785)
Proceeds from sale of equipment	1,000	-
Mineral property expenditures	-	(79,512)
Option payment to amend and reduce royalty	-	(175,000)
Proceeds from note receivable	-	2,975
Net cash used in investing activities	(2,552,535)	(9,068,822)

Financing activities:
Repayment of borrowings	(1,198,887)	-
Proceeds from borrowings	10,290,035	3,169,514
Shares and warrants issued for cash	-	11,068,362
Public offering costs	-	(1,185,444)
Debt and share issue costs	(98,356)	(418,697)
Cash provided in financing activities	8,992,792	12,633,735

Effect of foreign exchange on cash	(3,602)	(31,099)
Net increase (decrease) in cash	3,932,598	1,879,342
Cash, beginning of year	602,343	837,457
Cash, end of period	$4,534,941	$2,716,799

Reconciliation of net loss to net cash provided (used) by operating activities:
Net loss	$(1,443,727)	$(1,387,922)
Adjustment to reconcile net loss to net cash provided by operating activities:
Interest expense paid with debt	149,229	-
Depreciation	771,508	17,642
Asset retirement obligation accretion	108,722	16,996
Gain on disposal of equipment	(430)
Stock compensation expense, net of tax	156,443	98,651
Common stock issued for services provided	11,250	-
Amortization of debt offering costs	450,463	65,409
Amortization of notes payable discount	364,001	69,376
Unrealized gain on foreign exchange	3,602	31,099
Impairment of inventory	323,570	-
Write down of mining property	11,003	-
Change in gain on warrant derivative liability	(792,355)	-
Other changes in operating assets and liabilities:
Accounts receivable	5,715	(26,998)
Accounts payable and accrued liabilities	(2,654,675)	363,297
Inventories	642,238	(638,184)
Prepaid expenses	(610,614)	(263,838)
	$(2,504,057)	$(1,654,472)

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Gryphon Gold Corporation and its subsidiaries were incorporated in the State of Nevada in 2003 (individually and collectively the “Company”). The Company is a production company focused on the Borealis Oxide Heap Leach Project (“Borealis Project”) and exploring mineral properties.

The Company continues to use existing cash balances and cash from operations to fund its ongoing operations and capital expenditures. Management does not believe cash balances and cash from operations will be sufficient to meet its anticipated cash requirements for the next 12 months. Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months. If the Company is unsuccessful in these efforts, the Company may not be able to invest the resources necessary to continue the development of the Borealis Project. This could adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

At the present time, the Company has no commitments for any financing, and there can be no assurance that capital will be available at commercially acceptable terms or at all. The Company may have difficulty obtaining additional funds when needed and may have to accept terms that would adversely affect its stockholders. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, are likely to involve restrictive covenants or other provisions that would limit how the Company conducts its business or operations.

The Company has an accumulated deficit of $44,515,900 as of September 30, 2012 compared to $43,072,173 as of March 31, 2012 and has cash on hand of $4,534,941 as of September 30, 2012. In addition, the Company had $21,224,392 in notes payable and long-term debt as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The recoverability of amounts shown for mineral property interests in the Company’s consolidated balance sheets are dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in addition to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

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
  Level 2: applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
  Level 3: applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The table below sets forth our financial instruments measured at fair value and the input hierarchy level that we have determined applies to each.

			Input
	September 30, 2012	March 31, 2012	Hierarchy level
Cash	$4,534,941	$602,343	Level 1
Reclamation bonds and deposits	$3,841,603	$2,839,559	Level 1
Warrant derivative liabilities	$384,502	$137,291	Level 2

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities on the balance sheet and measured at fair value. Accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting. As of September 30, 2012, the Company had warrant derivative liabilities of $384,502, which are valued on a recurring basis and related to warrants issued to a debt holder that are exercisable in a currency other than the Company’s reporting currency.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable written transfer notice authorizing the transfer of metals to the buyer’s account, and no related obligations remain and collectability is probable.

Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Costs charged by smelters include a metals payable fee, fixed treatment, transaction fees and refining costs per ton of product. Estimated prices of gold and silver shipped in the form of doré will be settled as the settlement occurs after delivery.

Inventories

The recovery of gold and silver from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold and silver contained in the material. The resulting “pregnant” solution is further processed in a plant where gold and silver are recovered. For accounting purposes, costs are added to material on leach pads based on average mining and leaching costs, including applicable depreciation, depletion and amortization relating to operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold and silver on the leach pad.

Estimates of recoverable gold and silver on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold and silver placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold and silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. The metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time.

Estimates of recoverable gold and silver are primarily based on initial tests and limited refinements derived from metallurgical balancing due to limited operating history and actual results as of September 30, 2012.

Variations between actual and estimated quantities, resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value, are accounted for on a prospective basis. The ultimate recovery of gold and silver from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold and silver at each balance sheet date that the Company expects to recover during the next 12 months.

3. ACCOUNTS RECEIVABLE

As of September 30, 2012, other accounts receivable represents those amounts the Company is owed for its goods and services tax return.

Accounts receivable consist of the following:

	September 30, 2012	March 31, 2012
Due from gold and silver sales	$-	$323,570
Other receivables	28,724	34,435
	$28,724	$358,005

4. INVENTORIES

During the quarter ended June 30, 2012, the Company purchased gold and silver loaded on carbon from Waterton Global Value LP and processed it through our Adsorption Desorption and Refining (“ADR”) facility. The cost to buy the carbon consisted of a payable of $1,343,197 and a reversal of accounts receivable of $323,570 that Waterton Global Value LP owed the Company for a total cost of $1,666,767. During the six months ended September 30, 2012, the Company recorded impairment to inventory of $323,570, due to changes in precious metal market prices.

Inventories consist of the following:

	September 30, 2012	March 31, 2012
Material on leach pad	$5,157,322	$4,245,418
Gold in Carbon	245,985	1,462,485
Dore´ in transit	152,940	578,537
Supplies inventory	54,594	76,576
	$5,610,841	$6,363,016

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Mineral properties	$7,853,887	$7,625,883
Asset retirement obligation	3,481,469	1,533,158
Leach pad	1,939,555	1,897,882
Plant	5,875,281	5,713,537
ADR facility	3,307,624	2,910,023
Construction in Progress, leach pad 1B	2,184,246	-
Equipment	1,009,377	769,314
	25,651,439	20,449,797
Less accumulated depreciation and amortization	1,535,300	884,402
	$24,116,139	$19,565,395

6. RECLAMATION BONDS

Reclamation bonds and deposits consist of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Reclamation bonds and deposits	$3,841,603	$2,839,559

The Company has on deposit $3,822,185 and $2,820,141 for the periods ended September 30, 2012 and March 31, 2012, respectively. The Company has an additional deposit with the Bureau of Land Management (“BLM”) for $19,418 for the periods ended September 30, 2012 and March 31, 2012, respectively. The BLM deposit supports, in part, its potential future obligations for reclamation during the Company’s exploration activities within the BLM area. These bonds are required for further development of the Borealis Project.

7. NOTE PAYABLE

Promissory note

The promissory note bears interest at 5% per annum payable monthly. Principal installments are due the last day of the month following the month production commenced and inventory was shipped offsite. Production and shipments commenced in October 2011 and the first principal installment was due on November 30, 2011. During the six months ended September 30, 2012, the Company paid $768,621 in principal payments. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2013. The aggregate balance due on the note as of September 30, 2012 is $315,637.

8. ASSET RETIREMENT OBLIGATION

Asset retirement obligation consists of the following as of September 30, 2012, and March 31, 2012:

	September 30, 2012	March 31, 2012
Balance, beginning of period	$1,675,877	$51,300
Incurred	-	-
Accretion	108,722	139,673
Additions and changes in estimates	1,948,311	1,484,904
Balance, end of period	$3,732,910	$1,675,877

The asset retirement obligation at September 30, 2012 was calculated based on estimated costs the Company expects to incur in order to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation as of September 30, 2012 includes the Company’s estimate of reclamation costs for Phases 1A and 1B of the Borealis Heap Leach Project and infill drilling.

9. LONG TERM DEBT

Waterton bridge loan

On March 20, 2012, the Company entered into a Bridge Loan facility with Waterton Global LLC (“Lender”) for $1,500,000. The loan was due within 60 days or would be subject to immediate repayment from the $15,000,000 Senior Credit Facility. Security for the loan was a perfected lien and first priority security interest in all tangible and intangible properties and assets of the Company. The loan accrued interest at a 15% rate and included a $30,000 structuring fee, $100,000 for legal and other expenses, as well as payment of 1,500,000 Series R Warrants, each entitling the Lender to purchase a common share of the Company’s stock at a strike price of $0.18 per share. The Series R Warrants were issued outside of our functional currency, therefore creating a liability. The fair value of the warrants on the date of the issue was $137,291, calculated based on the Black-Scholes model with a risk free interest rate of 0.62%, volatility of 88.06%, expected term of 1,095 days, exercise price of $0.18 and market price of $0.17. The warrants expire on March 20, 2015.

The Company repaid these debentures on April 20, 2012, with the Senior Credit Facility (see below).

Convertible notes

The convertible notes bear interest at 5% per annum payable monthly. Monthly payments on the notes are due the first day of each month commencing June 1, 2012. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. During the six months ended September 30, 2012, the Company paid $212,167 in principal, leaving an aggregate balance due of $1,697,333. The aggregate balance of the notes can be converted at a price of $0.80 until May 19, 2013 and $0.90 from May 20, 2013 to May 20, 2014.

Waterton Global Value LP – Senior Credit Facility

On April 18, 2012, the Company entered into a Senior Secured Gold Stream Non-Revolving Credit Facility (“Credit Facility”) with Waterton Global Value, LP (“Lender”). The Credit Facility provides for a $15 million non-revolving working capital facility. $15 million was advanced to the Company on April 19, 2012.

As part of the transaction, the Company has also entered into a gold and silver sale agreement (“Gold and Silver Supply Agreement”) with Lender (see Note 11).

Proceeds from the Credit Facility were used to retire the Company’s $1.5 million Bridge Loan with Lender entered into on March 20, 2012, in addition to the C$3 million, 10% subordinated secured notes due July 28, 2012, and the C$4.5 million, 10% subordinated secured notes due November 22,2012, with residual to be used to develop the Borealis property.

The Credit Facility bears interest at a rate of 5% per annum. The Credit Facility requires monthly interest-only payments due on the last business day of each month beginning October 31, 2012 in addition to monthly principal payments of $1.25 million (“Monthly Repayment Figure”) for 12 consecutive months beginning May 31, 2013. On each repayment date, the Company shall deposit gold to the Lender’s gold account or, if requested by Lender, pay in cash payment amount. Payments made in gold are calculated as follows: (i) the Monthly Repayment Figure divided by (ii) the product of: the Spot Price multiplied by 0.80; where the Spot Price is equal to the settlement per ounce price of Gold on the London Bullion Market Association, PM Fix (Bloomberg: GoldLNPM Index) (“LBMA”) on the business day immediately preceding such repayment date.

The Company paid Lender a non-refundable structuring fee equal to 1% of the drawdown amount on April 18, 2012 and issued Lender 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015. The debt offering costs in connection with the Credit Facility totaled $585,091. As of June 30, 2012, $55,466 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

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

The fair value of the warrants issued to note holders and brokers pursuant to the Senior Facility was $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, expected term of 1,095 days, and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and is amortized over the life of the note.

On September 24, 2012, the Company entered into an amended and restated loan agreement (Amendment) with its Lender in order to increase working capital by $5 million for the Borealis Project. The $5 million was advanced to the Company on September 24, 2012. The amendment provides for a $20 million non-revolving working capital facility. The Company paid Lender a non-refundable structuring fee of $105,000 upon receipt of the addition $5 million. The Monthly Repayment Figure was also amended. Principal payments begin December 31, 2012 at a reduced rate for the first three consecutive months of $50,000, $150,000, and $500,000, respectively and extends repayment through November 2014. Monthly principal payments increase to $919,048 for 21 consecutive months beginning March 31, 2013.

As consideration for providing the Amendment, the Company and Lender agreed to amend the terms of the existing Gold and Silver Supply Agreement to permit Lender to purchase all of the Company’s production at a 3% discount to prevailing spot prices.

The amended debt offering costs in connection with the Credit Facility totaled $703,469. As of September 30, 2012, $125,107 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

As of September 30, 2012, $13.1 million was classified as long-term debt and $7.8 million as current.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

Authorized capital stock consists of 500,000,000 common shares with a par value of $0.001 per share and 15,000,000 preferred shares with a par value of $0.001 per share. On September 4, 2012, at the annual general meeting of the shareholders, the shareholders approved a proposal to amend the Company’s articles of incorporation and increase the authorized shares of common stock from 250,000,000 to 500,000,000.

Stock Based Compensation

2006 Omnibus Incentive Plan

On September 4, 2012, at the annual general meeting of the shareholders, the shareholders approved an increase in the number of shares of common stock issuable pursuant to the grant of stock options under the Omnibus Incentive Plan. After the shareholders approved the increase, the 2006 Omnibus Incentive Plan authorizes the Company to grant 12,000,000 common stock purchase options and 10,000,000 restricted stock units.

Stock-based compensation expense related to vested stock options and restricted stock units consist of the following:

	Three months		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Management, Board of Directors, and employees Expense	$25,861	$80,143	$111,005	$91,330
Consulting expense	-	-	5,439	7,321
Balance, end of period	$25,861	$80,143	$116,444	$98,651

Stock option activity

Stock option activity (excluding options issued to consultant, above) consists of the following of the 6 months ending September 30, 2012:

	Number of Stock	Weighted Average
Options	Options	Exercise Price
Outstanding, April 1, 2012	6,242,500	$0.31	*
Granted	1,000,000	$0.11
Exercised	-	$-
Forfeited	(1,077,500)	$0.57	*
Total outstanding, September 30, 2012	6,165,000	$0.23
Vested and exercisable, September 30, 2012	5,272,500	$0.25	*

*Based on the September 30, 2012 exchange rate of Cdn$1.0171 to US$1

The 750,000 options granted in the quarter ended September 30, 2012 were granted to executives of the Company and will vest August 2014. The fair value of the options at the grant date was approximately $76,500. The options vest over a two-year period.

Valuation assumptions

Compensation and consulting expense from stock options granted are estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	Six months ended
	September 30,
	2012	2011
Dividend yield	0.00%	0.00%
Expected volatility	81.16%	111.42%
Risk free interest rate	0.38%	0.41%
Expected lives	3 years	3 years

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

Restricted stock units (“RSU’s”)

The RSU grants entitle the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years. The Company recognizes compensation expense ratably over the vesting period when stock options and restricted stock units are granted that contain vesting provisions.

The following table summarizes information about RSU’s outstanding as of September 30, 2012:

	Number of Stock	Weighted Average
Options	Options	Exercise Price
Outstanding, April 1, 2012	6,242,500	$0.31	*
Granted	1,000,000	$0.11
Exercised	-	$-
Forfeited	(1,077,500)	$0.57	*
Total outstanding, September 30, 2012	6,165,000	$0.23
Vested and exercisable, September 30, 2012	5,272,500	$0.25	*

*Based on the September 30, 2012 exchange rate of Cdn$1.0171 to US$1

During the six months ended September 30, 2012, the Company granted 1,500,000 RSU’s that vest over a two-year period. In addition, during the six months ended September 30, 2012, the Company granted 121,751 RSU’s to a consultant and 418,958 RSU’s to a former employee.

11. COMMITMENTS & CONTINGENCIES

Office space leases

The Company rents office space in Vancouver, BC for a five-year term, commencing September 2008 (which has been subleased, refer to “Contractual obligations”), office space in Hawthorne, Nevada for a one-year term, and office space in Carson City, Nevada for a three-year term. The following are the remaining rental lease commitments in relation to the office leases:

September 30,
Fiscal Year
2013	$59,850
2014	67,518
2015	9,619
Total	$136,987

Royalty holder litigation

On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by the following Borealis royalty holders: Cavell Trust, Hardrock Mining Company and John W. Whitney (“Royalty Holders”). The Royalty Holders allege that monthly “advance royalties” which have been paid by the Company are not recoverable from ongoing production royalties and are payable during the duration of the mining lease. The Company has deducted previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. At September 30, 2012, the Company had deducted $534,340 of previously paid advance royalties from royalties due the Royalty Holders, and has deposited said amount into a trust account. The value of the trust account is not reported in the Consolidated Balance Sheet.

Gold and silver supply agreement

On April 18, 2012, in connection with the Credit Facility, the Company entered into a gold and silver supply agreement (“Supply Agreement”) to sell refined gold and silver to Lender. This agreement is in effect from closing date of the Credit Facility until operations on the Borealis property cease. The sales price for refined gold and silver is based upon the market price for each respective metal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the year ended March 31, 2012, contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission (“SEC”), are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions with the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these are similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada with our primary trading market in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained metal" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Overview

Business Objectives

Gryphon Gold is an exploration, development and operating company focused on precious metals and is currently producing precious metals at its Borealis property, located in Nevada’s Walker Lane Gold Belt. The plan for the Borealis property is to advance production of the oxide heap leachable gold and silver. The Borealis property consists of unpatented mining claims of approximately 20 acres each, totalling about 15,020 acres, which had successful historic production.

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

Borealis Property

During the first quarter of fiscal year 2013, Phase 1A of the Borealis Project was completed and the ADR facility was placed in service.

During the second quarter of fiscal year 2013, construction of Phase 1B began and is expected to be operational in the early third quarter of fiscal year 2013. Construction of Phase 1B expands our leach pad and includes a larger crusher unit. Phase 1B, when completed, will allow us to increase production and will include mining minerals from existing leach pads as well as the East and North East Ridge pits.

The initial mine plan is estimated at six years. In year seven, reclamation will begin by rinsing the heap leach pad material. Expansion of the mine life past the initial six-year estimate is dependent on the expansion of current mineralization or the discovery of additional mineralization through further exploration drilling on the property.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2012 filed with the SEC.

Recent Financing Transactions

Waterton Global Value LP – Senior Credit Facility

On April 18, 2012, the Company entered into a Senior Secured Gold Stream Non-Revolving Credit Facility (“Credit Facility”) with Waterton Global Value, LP (“Lender”). The Credit Facility provides for a $15 million non-revolving working capital facility. The $15 million was advanced to the Company on April 19, 2012.

As part of the transaction, the Company has also entered into a gold and silver sale agreement (“Gold and Silver Supply Agreement”) with Lender (see Note 11).

Proceeds from the Credit Facility were used to retire the Company’s $1.5 million Bridge Loan with Lender entered into on March 20, 2012, in addition to the C$3 million, 10% subordinated secured notes due July 28, 2012, and the C$4.5 million, 10% subordinated secured notes due November 22, 2012, with residual to be used to develop the Borealis property.

The Credit Facility bears interest at a rate of 5% per annum. The Credit Facility requires monthly interest-only payments due on the last business day of each month beginning October 31, 2012 in addition to monthly principal payments of $1.25 million (“Monthly Repayment Figure”) for 12 consecutive months beginning May 31, 2013. On each repayment date, the Company shall deposit gold to the Lender’s gold account or, if requested by Lender, pay in cash payment amount. Payments made in gold are calculated as follows: (i) the Monthly Repayment Figure divided by (ii) the product of: the Spot Price multiplied by 0.80; where the Spot Price is equal to the settlement per ounce price of Gold on the London Bullion Market Association, PM Fix (Bloomberg: GoldLNPM Index) (“LBMA”) on the business day immediately preceding such repayment date.

The Company paid Lender a non-refundable structuring fee equal to 1% of the drawdown amount on April 18, 2012 and issued Lender 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015. The debt offering costs in connection with the Credit Facility totaled $585,091. As of June 30, 2012, $55,466 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

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

The fair value of the warrants issued to note holders and brokers pursuant to the Senior Facility was $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, expected term of 1,095 days, and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and is amortized over the life of the note. As of September 30, 2012, $226,710 had been amortized and charged to interest expense.

On September 24, 2012, the Company entered into an amended and restated loan agreement (Amendment) with its Lender in order to increase working capital by $5 million for the Borealis Project. The $5 million was advanced to the Company on September 24, 2012. The amendment provides for a $20 million non-revolving working capital facility. The Company paid Lender a non-refundable structuring fee of $105,000 upon receipt of the addition $5 million. The Monthly Repayment Figure was also amended. Principal payments begin December 31, 2012 at a reduced rate for the first three consecutive months of $50,000, $150,000, and $500,000, respectively and extends repayment through November 2014. Monthly principal payment increase to $919,048 for 21 consecutive months beginning March 31, 2013.

As consideration for providing the Amendment, the Company and Lender agreed to amend the terms of the existing Gold and Silver Supply Agreement to permit Lender to purchase all of the Company’s production at a 3% discount to prevailing spot prices.

The amended debt offering costs in connection with the Credit Facility totaled $703,469. As of September 30, 2012, $125,107 was amortized and charged to interest expense and $37,921 charged to expense related to the warrant derivative.

As of September 30, 2012, $13.1 million was classified as long-term debt and $7.8 million as current.

Fiscal 2013 Plan of Operations

Our long-term plan is to focus on further development of the Borealis Project by expansion of resources through exploration drill programs and location of additional resources for the Company.

We continue to take the necessary steps to preserve our rights in the Borealis Property under existing terms of the property lease. We continue to work with the United States Forest Service with the objectives of maintaining our permits under the Plan of Operations and to complete these goals, we intend to: complete construction of the Borealis Oxide Heap Leach Project; execute a drill program to expand the oxide resource within the permitted footprint of the Borealis Property; and execute a drill program on the three anomalies defined in the pediments of the Borealis Property for the purpose of potentially discovering additional oxide resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial date for the three-month periods indicated:

	Three months ended
	September 30,
	2012	2011	$ Change	% Change

Net Sales	$3,504,293	$-	$3,504,293	-
Cost of sales and other direct production costs	3,740,903	-	3,740,903	-
Gross profit	(236,610)	-	(236,610)	-

Operating expenses:
Exploration	2,984	4,358	(1,374)	-31.5%
Salaries and consulting fees	204,944	238,761	(33,817)	-14.2%
General and administrative	218,132	234,577	(16,445)	-7.0%
Legal and audit	162,834	66,853	95,981	143.6%
Travel and accommodation	39,174	42,788	(3,614)	-8.4%
Depreciation	6,841	13,953	(7,112)	-51.0%
Write down of mining property	11,003	-	11,003	-
Asset retirement obligation accretion	81,095	16,996	64,099	377.1%
	727,007	618,286	108,721	17.6%

Loss from operations	(963,617)	(618,286)	(345,331)	-55.9%

Other income (expense):
Loss (gain) on foreign exchange	70,264	123,545	(53,281)	-43.1%
Loss (gain) on warrant derivative liability	(374,579)	-	(374,579)	-
Interest income	(2,153)	(3,161)	1,008	31.9%
Interest expense, net of capitalized interest	407,427	65,791	341,636	519.3%

Net loss	$(1,064,576)	$(804,461)	$(260,115)	-32.3%

Net Sales

The increase in net sales for 2012 is primarily due to the processing of loaded carbon and the sale of dore´. The Company began sales of loaded carbon in its third quarter of fiscal year 2012, and began sales of dore´ in the first quarter of fiscal year 2013.

Cost of Sales

The cost of sales for 2012 was driven by production costs ($2,894,459) related to the production of loaded carbon and dore´, depreciation ($370,001), an impairment of inventory ($263,040) due to changes in precious metal market prices and royalty fees ($213,403). Production did not begin until the third quarter of fiscal year 2012.

Operating expenses

Exploration. Exploration expense was $2,984 in 2012, compared to $4,358 in 2011. The decrease in exploration costs of $1,374 for 2012 was primarily due to Company’s focus on production of dore´, which began in the first quarter of fiscal year 2013.

Salaries and consulting fees. Salaries and consulting fees was $204,944 in 2012, compared to $238,761 in 2011. The decrease in 2012 was primarily due to the reduction of need for additional consultants once the Company moved from the exploration to production phase.

General and administrative. General and administrative expenses were relatively flat for the quarter as compared to prior year.

Legal and audit. Legal and audit fees was $162,834 in 2012, compared to $66,853 in 2011. The increase in legal and audit fees for 2012 is primarily due to an increase in legal fees related to royalty litigation and the SEC form S-1 registration of securities.

Travel and accommodation. Travel and accommodation expenses were relatively flat for the quarter as compared to prior year.

Depreciation. Depreciation expense was $6,841 in 2012, compared to $13,953 in 2011. The decrease in depreciation expense for 2012 was primarily due to property, plant and equipment becoming fully depreciated.

Write-down of mining property. During September 2012, Management elected not to renew claims for the Copper Basin property located in Idaho.

Asset retirement obligation accretion (ARO). ARO expense was $81,095 in 2012, compared to $16,996 in 2011. The increase in 2012 is due to the addition of the Phase 1B leach pad.

Other income (expense)

Foreign exchange. Foreign exchange expense was $70,264 in 2012, compared to $123,545. The decrease in 2012 is primarily due to the decreased activity in our Canadian accounts offset by increased activity in our functional currency.

Warrant derivative. The Company recognized a gain of $374,579 in 2012 due to the change in the liability of warrants issued in Canadian currency. The Company issued warrants in the first quarter of fiscal year 2013.

Interest expense. Interest expense was $407,427 in 2012, compared to $65,791 in 2011. This increase in 2012 is primarily is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty liability and the Credit Facility.

SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial date for the six-month periods indicated:

	Six months ended
	September 30,
	2012	2011	$ Change	% Change

Net Sales	$9,393,656	$-	$9,393,656	-
Cost of sales and other direct production costs	8,786,717	-	8,786,717	-
Gross profit	606,939	-	606,939	-

Operating expenses:
Exploration	28,202	95,254	(67,052)	-70.4%
Salaries and consulting fees	525,878	472,168	53,710	11.4%
General and administrative	371,557	374,610	(3,053)	-0.8%
Legal and audit	375,010	141,000	234,010	166.0%
Travel and accommodation	65,564	93,261	(27,697)	-29.7%
Depreciation	13,473	17,462	(3,989)	-22.8%
Write down of mining property	11,003	-	11,003	-
Loss (gain) on disposal of equipment	(430)	-	(430)	-
Asset retirement obligation accretion	108,722	16,996	91,726	539.7%
	1,498,979	1,210,751	288,228	23.8%

Loss from operations	(892,040)	(1,210,751)	318,711	26.3%

Other income (expense):
Loss (gain) on foreign exchange	50,864	94,796	(43,932)	-46.3%
Loss (gain) on warrant derivative liability	(792,355)	-	(792,355)	-
Interest income	(3,651)	(3,227)	(424)	-13.1%
Interest expense, net of capitalized interest	1,296,829	85,602	1,211,227	1415.0%

Net loss	$(1,443,727)	$(1,387,922)	$(55,805)	-4.0%

Net Sales

The increase in net sales for 2012 is primarily due to the processing of loaded carbon and the sale of dore´. Sales of loaded carbon began in the third quarter of fiscal year 2012, and sales of dore´ began in the first quarter of fiscal year 2013.

Cost of Sales

The cost of sales for 2012 was driven by production costs ($7,211,414) related to the production of loaded carbon and dore´, depreciation ($758,035), an impairment of inventory ($323,570) due to changes in precious metal market prices and royalty fees ($493,698).

Operating expenses

Exploration. Exploration expense was $28,202 in 2012, compared to $95,254 in 2011. The decrease in exploration costs of $67,052 for 2012 was primarily due to Company’s focus on production of dore´, which began in the first quarter of fiscal year 2013.

Salaries and consulting fees. Salaries and consulting fees was $525,878 in 2012, compared to $472,168 in 2011. The increase in 2012 was primarily due to increased staffing, non-stock compensation and director fees, offset by the decrease in consultants once the Company moved from the exploration to production phase.

General and administrative. General and administrative expenses were relatively flat for the period.

Legal and audit. Legal and audit fees was $375,010 in 2012, compared to $141,000 in 2011. The increase in legal and audit fees for 2012 is primarily due to an increase in legal fees related to royalty litigation and the SEC form S-1 registration of securities, audit fees related to fiscal year 2011 audit, and increased reporting for production as opposed to exploration.

Travel and accommodation. Travel and accommodation expenses was $65,564 in 2012, compared to $93,261 in 2011. The decrease is due to the decreased demand of travel for Management.

Depreciation. Depreciation expense was $13,473 in 2012, compared to $17,462 in 2011. The decrease in depreciation expense for 2012 was primarily due to property, plant and equipment becoming fully depreciated in this fiscal year.

Write-down of mining property. During September 2012, Management elected not to renew claims for the Copper Basin property located in Idaho.

Asset retirement obligation accretion (ARO). ARO expense was $108,722 in 2012, compared to $16,996 in 2011. The increase in 2012 is due to the addition of the Phase 1A and 1B leach pad.

Other income (expense)

Foreign exchange. Loss on foreign exchange was $50,864 in 2012, compared to $94,796 in 2011. The decrease in 2012 is primarily due to the decreased activity in our Canadian accounts offset by increased activity in our functional currency.

Warrant derivative. The Company recognized a gain of $792,355 in 2012 due to the change in the liability of warrants issued in Canadian currency. The Company issued warrants in the first quarter of fiscal year 2013.

Interest expense. Interest expense was $1,296,829 in 2012, compared to $85,602 in 2011. This increase in 2012 is primarily due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty liability and the Credit Facility.

Going Concern

The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2012 includes a going concern qualification. Management intends to use the profit from the Borealis Project to fund operations but may need to raise additional capital to help fund the operation and further capital expenditures and expansion. No assurance can be given that the Company will be successful in raising additional capital on favourable terms or at all. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $44,515,900 as of September 30, 2012 compared to $43,072,173 as of March 31, 2012 and has cash on hand of $4,534,941. In addition, at September 30, 2012 the Company had $21,224,392 in notes payable and long-term debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Royalty Obligations

On May 25, 2011, we exercised our option to fix the NSR at 5%. Under the terms of the option agreement, as amended, we exercised the option by paying the Lessors aggregate consideration of $7,000,000 (less the $250,000 previously paid by the Company to the Lessors upon execution of the Option Agreement) as follows:

(i) $150,000 in cash;
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

Financial Condition and Liquidity

At September 30, 2012, we had negative working capital of $741,076. Current assets consisted of $4,534,941 in cash, $28,724 in accounts receivable, $782,129 in prepaid expenses, $5,610,841 in inventories, and $540,441 in debt issue costs. We had $4,152,679 in accounts payable and accrued liabilities, $7,769,836 in the current portion of the long-term debt, and $315,638 in note payable.

During the six months ended September 30, 2012, we used cash in operating activities of $2,504,057; this includes our net loss during the six months of $1,443,727, off-set by interest paid with debt of $149,229, depreciation of $771,508, non-cash compensation of $156,443, ARO accretion of $108,722, amortization of debt costs and note payable discount of $814,464, impairment of inventory of $323,570, change in liability in warrants of $792,355, gain on disposal of equipment of $430, and unrealized foreign exchange of $3,602.

We used cash from investing activities of $2,552,535, including $1,002,044 to increase the reclamation bond, $1,551,491 in capital expenditures, and $1,000 proceeds from the sale of equipment.

We received cash from financing activities of $8,992,792, including $10,290,035 from the Credit Facility. We used cash of $98,356 in debt issue costs, and $1,198,735 in payments on notes payable for the six months ended September 30, 2012. Cash increased during the period by $3,932,599 to $4,534,941 as at September 30, 2012.

Share capital as of November 14, 2012:
Basic common stock issued and outstanding	194,644,091
Warrants, options and other convertible securities	54,415,224
Fully diluted common stock	249,059,315

Subsequent Events

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements and determined there are no matters requiring disclosure.

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

During the six months ended September 30, 2012, Mr. Robert L. Chapman, our Chief Financial Officer resigned. The Company’s Chief Executive Officer, Mr. James T. O’Neil Jr. resumed the role of Interim Chief Financial Officer. Mr. O’Neil currently is performing duties for both principal roles.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year 2012, management concluded that the Company’s internal control over financial reporting contained two material weaknesses. Throughout the first six months of fiscal year 2013 we remedied these weaknesses by adding additional people to the staff, segregating duties amongst the accounting and administration staff, and implementing a committee to review and research complex accounting issues prior to beginning of quarterly reviews.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

The Company has not been involved in any new legal proceedings during the three-month period ended September 30, 2012. For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 28, 2012.

Item 1A.           Risk Factors and Uncertainties

Other than as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2012 which was filed with Securities and Exchange Commission on June 28, 2012.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2012, all transactions in which we offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended were reported on current reports on Form 8-K.

Item 3.             Defaults upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Sections 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

Item 5.              Other Information

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

     Date:      November 14, 2012