Form 10-Q
period 2012-12-31
GRYPHON GOLD CORP
filed 2013-02-14
CIK 1262751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

_____________________________________________________
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

[   ] Yes          [X] No

Number of common shares outstanding at February 14, 2013: 194,644,091

i

GRYPHON GOLD CORPORATION
December 31, 2012

ii

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012

ASSETS

Current assets:
Cash	$576,038	$602,343
Accounts receivable	107,777	358,005
Prepaid expenses	715,377	171,515
Inventories	6,113,735	6,363,016
Deferred debt issue costs	477,546	312,549
	7,990,473	7,807,428

Property, plant and equipment, net	31,477,227	19,565,395
Reclamation bonds and deposits	3,741,418	2,839,559
	$43,209,118	$30,212,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5,243,004	$583,458
Accounts payable and accrued liabilities	4,884,010	5,004,298
Note payable	-	1,376,479
	10,127,014	6,964,235

Long-term debt, net of discount and current portion	20,611,574	10,198,611
Asset retirement obligation	3,814,005	1,675,877
Warrant derivative liabilities	375,214	137,291
	34,927,807	18,976,014
Commitments and contingencies - see Note 9

Stockholders’ equity:
Common stock	194,644	194,103
Additional paid in capital	54,355,144	54,114,438
Accumulated deficit	(46,268,477)	(43,072,173)
	8,281,311	11,236,368
	$43,209,118	$30,212,382

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net Sales	$3,215,242	$931,794	$12,608,898	$931,794
Cost of sales and other direct production costs	3,547,914	930,399	11,576,597	930,219
Depreciation	264,648	41,498	1,022,683	41,678
Gross profit (loss)	(597,320)	(40,103)	9,618	(40,103)

Operating expenses:
Exploration (refund)	15,111	(26,394)	43,313	68,860
Salaries and consulting fees	231,246	364,297	757,124	836,465
General and administrative	180,705	152,554	552,260	527,164
Legal and audit	108,438	62,202	483,449	203,202
Travel and accommodation	26,300	66,328	91,864	159,589
Depreciation	7,143	17,714	20,616	35,176
Write down of mining property	-	-	11,003	-
Loss (gain) on disposal of equipment	3,347	-	2,917	-
Asset retirement obligation accretion	81,095	10,284	189,817	27,280
	653,385	646,985	2,152,363	1,857,736

Loss from operations	(1,250,705)	(687,088)	(2,142,745)	(1,897,839)

Other (income) expense:
Loss (gain) on foreign exchange	(1,146)	94,653	49,718	189,449
Gain on warrant derivative liability	(9,288)	-	(801,643)	-
Interest income	(122)	(7,926)	(3,773)	(11,153)
Interest expense, net of capitalized interest	512,428	381,212	1,809,257	466,814

Net loss	$(1,752,577)	$(1,155,027)	$(3,196,304)	$(2,542,949)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted shares used in calculating basic and diluted net income (loss) per share	194,644,091	193,992,040	194,644,091	177,175,447

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2011	96,983,632	$96,984	$41,665,952	$(37,950,801)	$3,812,135
Shares issued:
Public Offering	89,060,000	89,060	10,979,302	-	11,068,362
Exercise of option to reduce royalty	7,726,250	7,726	1,073,949	-	1,081,675
Share issue costs	-	-	(13,177)	-	(13,177)
Public offering costs	-	-	(1,466,722)	-	(1,466,722)
Exercise of options	150,000	150	19,930	-	20,080
Exercise of warrants	183,500	183	45,692	-	45,875
Fair value of options granted	-	-	277,282	-	277,282
Fair value of warrants issued	-	-	1,532,231	-	1,532,231
Net loss	-	-	-	(5,121,372)	(5,121,372)
Balance, March 31, 2012	194,103,382	194,103	54,114,438	(43,072,173)	11,236,368

Shares issued:
Consultant compensation	121,751	122	11,128	-	11,250
Employee compensation	418,958	419	39,581	-	40,000
Vested options and restricted stock units	-	-	189,997	-	189,997
Net loss	-	-	-	(3,196,304)	(3,196,304)
Balance, December 31, 2012	194,644,091	$194,644	$54,355,144	$(46,268,477)	$8,281,311

See notes to unaudited consolidated financial statements

GRYPHON GOLD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31,
	2012	2011
Operating activities:
Net cash used by operating activities	$(3,583,513)	$(4,790,874)

Investing activities:
Reclamation bonds purchased	(901,859)	(2,033,500)
Purchase of property, plant and equipment	(3,460,450)	(8,732,729)
Proceeds from sale of equipment	1,000	-
Mineral property expenditures	-	(248,203)
Option payment to amend and reduce royalty	-	(175,000)
Proceeds from note receivable	-	2,975
Net cash used in investing activities	(4,361,309)	(11,186,457)

Financing activities:
Repayment of borrowings	(2,271,761)	(46,693)
Proceeds from borrowings, net	10,290,095	7,480,676
Shares and warrants issued for cash	-	11,134,317
Public offering costs	-	(1,198,621)
Debt and share issue costs	(100,535)	(829,587)
Net cash provided in financing activities	7,917,799	16,540,092

Effect of foreign exchange on cash	718	(20,141)
Net increase (decrease) in cash	(26,305)	542,620
Cash, beginning of year	602,343	837,457
Cash, end of period	$576,038	$1,380,077

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(3,196,304)	$(2,542,949)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense paid with debt	149,229	-
Depreciation	1,043,299	76,854
Asset retirement obligation accretion	189,817	27,280
Loss on disposal of equipment	2,917	-
Stock compensation expense, net of tax	229,997	181,041
Common stock issued for services provided	11,250	-
Amortization of debt offering costs	515,538	199,947
Amortization of notes payable discount	465,314	199,877
Unrealized gain (loss) on foreign exchange	(718)	20,141
Impairment of inventory	323,570	-
Write down of mining property	11,003	-
Gain on warrant derivative liability	(801,643)	-
Other changes in operating assets and liabilities:
Accounts receivable	(73,342)	(497,977)
Accounts payable and accrued liabilities	(2,056,597)	1,239,602
Inventories	147,019	(3,537,564)
Prepaid expenses	(543,862)	(157,126)
	$(3,583,513)	$(4,790,874)

Significant non-cash investing and financing activities:
Issuance of 7,726,500 shares at a fair value of $0.14 per share related to exercise of the option to fix the royalty at 5%	$-	$1,081,675
Promissory and convertible notes issued related to exercise of the option to fix the royalty at 5%	-	3,509,500
Discount on notes payable by issuing warrants	-	692,049
Capitalized construction in progress included in accounts payable	1,857,281	538,442
Fair value of derivative warrant at issuance	1,039,566
Payment of accounts payable with accounts receivable	323,570
Heavy equipment purchased with long-term debt	5,601,746

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

The Company has an accumulated deficit of $46,268,477 as of December 31, 2012 compared to $43,072,173 as of March 31, 2012 and has cash on hand of $576,038 as of December 31, 2012. In addition, the Company had $20,611,574 in long-term debt as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in addition to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Loss per share
Loss per common share is determined based on the weighted average number of common shares outstanding during the period. Diluted loss per share maybe calculated by the treasury stock or “if converted” method. Under the treasury stock method, the weighted average number of common shares outstanding for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of diluted stock options and warrants classified as equity instruments are applied to repurchase common shares at the average market price for the period.

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

The table below sets forth our financial instruments measured at fair value and the input hierarchy level that we have determined applies to each.

			Input
	December 31, 2012	March 31, 2012	Hierarchy level
Cash	$576,038	$602,343	Level 1
Reclamation bonds and deposits	$3,741,418	$2,839,559	Level 1
Warrant derivative liabilities	$375,214	$137,291	Level 2

Derivative financial instruments
The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities on the balance sheet and measured at fair value. Accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting. As of December 31, 2012, the Company had warrant derivative liabilities of $375,214, which are valued on a recurring basis and related to warrants issued to a debt holder that are exercisable in a currency other than the Company’s reporting currency.

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

Estimates of recoverable gold and silver on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and an estimated recovery percentage (based on ore type). Although the quantities of recoverable gold and silver placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold and silver actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. The metallurgical balancing process is regularly monitored and estimates are refined based on actual results over time. Estimates of recoverable gold and silver are primarily based on initial tests and limited refinements derived from metallurgical balancing due to limited operating history and actual results as of December 31, 2012.

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

During the nine months ended December 31, 2012, the Company recorded impairment to inventory of $323,570, due to the decrease in net realizable value.

Inventories consist of the following:

	December 31, 2012	March 31, 2012
Material on leach pad	$5,440,521	$4,245,418
Gold in carbon	250,236	1,462,485
Doré in transit	381,484	578,537
Supplies inventory	41,494	76,576
	$6,113,735	$6,363,016

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Mineral properties	$7,884,503	$7,625,883
Asset retirement obligation	3,481,469	1,533,158
Leach pad	1,939,555	1,897,882
Plant/grounds	11,575,027	5,713,537
ADR facility	3,368,027	2,910,023
Equipment	971,250	769,314
	29,219,830	20,449,797
Less accumulated depreciation and amortization	1,731,590	884,402
Sub-total, net of depreciation and amortization	27,488,240	19,565,395
Construction in Progress, leach pad 1B	3,988,987	-
	$31,477,227	$19,565,395

5. NOTE PAYABLE

Promissory note
The promissory note bears interest at 5% per annum payable monthly. Principal installments are due the last day of the month following the month production commenced and inventory was shipped offsite. Production and shipments commenced in October 2011 and the first principal installment was due on November 30, 2011. The aggregate balance due on the note was paid-in-full as of December 31, 2012.

6. ASSET RETIREMENT OBLIGATION

Asset retirement obligation consists of the following as of December 31, 2012, and March 31, 2012:

	December 31, 2012	March 31, 2012
Balance, beginning of period	$1,675,877	$51,300
Accretion	189,817	139,673
Additions and changes in estimates	1,948,311	1,484,904
Balance, end of period	$3,814,005	$1,675,877

The asset retirement obligation is calculated based on estimated costs the Company expects to incur in order to reclaim certain disturbed acreage relating to exploration on the Borealis property. The asset retirement obligation as of December 31, 2012 includes the Company’s estimate of reclamation costs for Phases 1A and 1B of the Borealis Heap Leach Project and infill drilling.

7. LONG TERM DEBT

Waterton bridge loan
On March 20, 2012, the Company entered into a Bridge Loan facility with Waterton Global LLC (“Waterton LLC”) for $1,500,000. The loan was due within 60 days or would be subject to immediate repayment from the $15,000,000 Credit Facility (see below). Security for the loan was a perfected lien and first priority security interest in all tangible and intangible properties and assets of the Company. The loan accrued interest at a 15% rate and included a $30,000 structuring fee, $100,000 for legal and other expenses, as well as payment of 1,500,000 Series R Warrants, each entitling Waterton LLC to purchase a common share of the Company’s stock at a strike price of C$0.18 per share. The Series R Warrants were issued outside of our functional currency, therefore creating a liability. The fair value of the warrants on the date of the issue was $137,291, calculated based on the Black-Scholes model with a risk free interest rate of 0.62%, volatility of 88.06%, expected term of 1,095 days, exercise price of C$0.18 and market price of C$0.17. The warrants expire on March 20, 2015.

The Company repaid these debentures on April 20, 2012, with the Credit Facility (see below).

Convertible notes
The convertible notes bear interest at 5% per annum payable monthly. Monthly payments on the notes are due the first day of each month commencing June 1, 2012. All unpaid principal and accrued interest, if any, is due and payable on May 21, 2014. During the nine months ended December 31, 2012, the Company paid $371,292 in principal, leaving an aggregate balance due of $1,538,208. The aggregate balance of the notes can be converted at a price of $0.80 until May 19, 2013 and $0.90 from May 20, 2013 to May 20, 2014.

Waterton Global Value LP – Senior Credit Facility
On April 18, 2012, the Company entered into a Senior Secured Gold Stream Credit Agreement (“Credit Facility”) with Waterton Global Value, LP (“Waterton”). The Credit Facility provided for a $15 million non-revolving working capital facility. $15 million was advanced to the Company on April 19, 2012.

As part of the transaction, the Company entered into a gold and silver sale agreement (“Gold and Silver Supply Agreement”) with Waterton (see Note 9).

The Credit Facility bears interest at a rate of 5% per annum and initially required monthly interest-only payments due on the last business day of each month beginning October 31, 2012 in addition to monthly principal payments of $1.25 million (“Monthly Repayment Figure”) for 12 consecutive months beginning May 31, 2013. On each repayment date, the Company is required to deposit gold to Waterton’s gold account or, if requested by Waterton, pay in cash the required payment amount. Payments made in gold are calculated as follows: (i) the monthly repayment amount divided by (ii) the product of: the spot price multiplied by 0.80; where the spot price is equal to the settlement per ounce price of gold on the London Bullion Market Association, PM Fix (Bloomberg: GoldLNPM Index) (“LBMA”) on the business day immediately preceding such repayment date.

The Company paid Waterton a non-refundable structuring fee equal to 1% of the drawdown amount on April 18, 2012 and issued Lender 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015. The debt offering costs in connection with the Credit Facility totaled $585,091, and are being amortized over the life of the Credit Facility.

On September 24, 2012, the Company and its then wholly owned subsidiary, Borealis Mining Company, entered into an amendment agreement (“First Amendment Agreement”) to the Credit Facility with Waterton to increase Waterton’s commitment amount under the Credit Facility by $5 million (“Facility Increase”), bringing the aggregate borrowings under the Credit Facility from $15 million to $20 million.

Pursuant to the terms of the First Amendment Agreement, amounts drawn down from the Credit Facility were repayable in monthly payments beginning in December 2012 and ending in November 2014, with initial payments being approximately $50,000 per month and increasing to approximately $900,000 per month in March 2013 through to the end of the term in November 2014. The specific repayment mechanics applicable to any principal amount outstanding under the Credit Facility remained unchanged. The Company paid Waterton a non-refundable structuring fee of $105,000 upon receipt of the Facility Increase, and the Company and Waterton agreed to amend the terms of the existing Gold and Silver Supply Agreement to permit Waterton to purchase all of the Company’s production at a 3% discount to prevailing spot prices. The amended debt offering costs in connection with the Credit Facility totaled $705,649, of which $37,921 was charged to expense and the remaining $667,728 are being amortized over the life of the Credit Facility.

In connection with the Joint Venture with Waterton (see below), the Company, Borealis Mining Company LLC and Waterton entered into a third amendment to the Credit Facility (“Third Amendment” and together with the Credit Facility, as amended, “Amended Facility”), dated January 30, 2013. Under the Amended Facility, the principal balance of the loan thereunder was reduced to $6,650,000, and is being repaid in monthly installments, commencing on January 31, 2013, and ending on November 30, 2014. The Company may meet the monthly payment obligations under the Amended Facility by tendering payments in cash, gold or units of Borealis (see below). The reduction of the amount outstanding under the Amended Facility will reduce the Company’s monthly debt payments to Waterton from $1.4 million, by approximately $1.0 million, to $0.4 million.

The Amended Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include unaudited quarterly financial statements, annual audited financial statements, proxy statements, and any material reports. Within 10 days after the end of each calendar month, the Company is required to submit to Waterton a written report concerning its business and activities. Pursuant to a series of guarantees, security agreements, deed of trust, and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company and the Company’s assets.

The fair value of the warrants issued to note holders and brokers pursuant to the Credit Facility was, at the time of issuance $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, expected term of 1,095 days, and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and is amortized over the life of the note.

Caterpillar Financial Services Corporation
On December 6, 2012, the Company entered into a financing arrangement with Caterpillar Financial Services Corporation (“Cat Financial”) for $5,601,746. The funding provided for the purchase of three pieces of heavy equipment: one loader and two off-highway trucks, which were delivered to the mine site at the end of December 2012. The loan is amortized over 48 months and accrues interest at a 2.9% rate. Payments consist of a down payment of $560,000 followed by four consecutive monthly payments of $298,019, with remaining monthly payments of $97,845. During the nine months ended December 31, 2012, the Company paid $546,462 in principal, leaving an aggregate balance due of $5,055,284.

Joint Venture with Waterton Global Value L.P.
On January 30, 2013, the Company converted Borealis Mining Company, a wholly owned subsidiary of the Company (“BMC”) from a Nevada corporation into a Nevada limited liability company (as converted, “Borealis”). Shortly thereafter, the Company entered into a Contribution Agreement (“Contribution Agreement”) with Waterton and Borealis Holdings LLC (“Holdings” and together with Waterton “Waterton Entities”), a Nevada limited liability company and an affiliate of Waterton, dated January 30, 2013, whereby the Company assigned 6,000,000 units of Class A membership interest, or 60% of the equity ownership, of Borealis (the “Sale”) to Holdings in consideration for Waterton forgiving $17 million, or approximately two-thirds, of the total amount owed by the Company under the Credit Facility (prior to the Third Amendment). Accordingly, the Company classified the current portion of its long term debt to Waterton as non-current at December 31, 2012, as it will not be satisfied in a cash transaction. In connection with the Contribution Agreement, the Company provided standard representations and warranties to Waterton, as well as a right to indemnification for a breach of such representations and warranties.

In connection with the Sale, Borealis, the Company and Holdings entered into an Amended and Restated Limited Liability Company Agreement dated January 30, 2013 (“LLC Agreement”) that governs the operations of Borealis and the financial obligations of Holdings and the Company. The Company is responsible for the payment of (i) an initial $4 million capital contribution (the “Initial Capital Contribution”), and (ii) 40% of all future capital contributions, including 40% of a contemplated $4 million capital contribution (or $1.6 million) expected to be called by the board of managers for Borealis in February or March of 2013 (“Proposed Capital Contribution”). The Waterton Entities have indicated that they will advance up to $5.6 million to Borealis (consisting of the Initial Capital Contribution and the Proposed Capital Contribution) on behalf of the Company, with $3 million already having been advanced by the Waterton Entities to the Company, which will be repaid, with interest at escalating rates, within six months. Ongoing capital contributions will be determined by the board of managers of Borealis, and will be paid by both parties equal to their respective ownership interest in Borealis. If one party fails to meet a financial obligation, it will be subject to dilution in its ownership interest in Borealis. In addition, if the interest of the Company in Borealis is reduced to 10% or less, it will be converted into a net profit interest of 3.5% . The board of managers of Borealis will consist initially of three board members appointed by the Waterton Entities and two board members appointed by the Company.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Stock-based compensation expense related to vested stock options and restricted stock units consist of the following:

	Three months		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Management, Board of Directors, and employee expense	$73,553	$79,714	$184,558	$171,405
Consulting expense	-	2,675	5,439	9,996
Balance, end of period	$73,553	$82,389	$189,997	$181,401

Stock option activity
Stock option activity (excluding options issued to consultant, above) consists of the following of the nine months ending December 31, 2012:

	Number of Stock	Weighted Average
Options	Options	Exercise Price
Outstanding, April 1, 2012	6,242,500	$0.30	*
Granted	5,000,000	$0.10
Exercised	-	$-
Forfeited	(1,175,000)	$0.53	*
Total outstanding, December 31, 2012	10,067,500	$0.18
Vested and exercisable, December 31, 2012	5,292,500	$0.25	*

*Based on the December 31, 2012 exchange rate of Cdn$1.0051 to US$1

The 4,000,000 options granted in the quarter ended December 31, 2012 were granted to executives of the Company and will vest October 2013. The fair value of the options at the grant date was approximately $202,800. The options vest over a one-year period. During the second quarter, 1,000,000 options were granted to executives of the Company. The fair value of the options was $60,250. The options vest over a two-year period.

Valuation assumptions
Compensation and consulting expense from stock options granted are estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the pricing model include:

	Nine months ended
	December 31,
	2012	2011
Dividend yield	0.00%	0.00%
Expected volatility	79.95%	110.61%
Risk free interest rate	0.37%	0.41%
Expected lives	3 years	3 years

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

Restricted stock units (“RSUs”)
The RSU grants entitle the recipient to receive shares of common stock of the Company upon vesting. The RSU grants can vest immediately or over a period for up to five years. The Company recognizes compensation expense ratably over the vesting period when stock options and restricted stock units are granted that contain vesting provisions.

The following table summarizes information about RSUs outstanding as of December 31, 2012:

				RSU’s	Weighted
				Cancelled	Average
				and Cash in	Fair Value
	RSU’s	RSU’s	RSU’s	Lieu of	of Grant
	Granted	Vested	Forfeited	Issued	Date
Outstanding, April 1, 2006	-	-	-	-	$-
Issued:
April 18, 2006	8,000	8,000	-	-	$1.63	Cdn
December 12, 2006	29,000	15,000	14,000	-	$0.84	Cdn
January 10, 2007	650,000	488,750	118,750	42,500	$0.82	Cdn
September 6, 2007	154,170	154,170	-	-	$0.77	Cdn
September 20, 2010	275,000	275,000	-	-	$0.16
August 28, 2012	1,500,000	-	-	-	$0.10
September 10, 2012	540,709	540,709	-	-	$0.10
November 16, 2012	450,000	-	-	-	$0.10
Outstanding, December 31, 2012	3,606,879	1,481,629	132,750	42,500

During the nine months ended December 31, 2012, the Company granted 2,490,709 RSUs. 1,950,000 RSUs were granted to executives and directors of the Company and will vest over a two-year period. The fair value at the grant date was approximately $196,856. In addition, the Company granted 121,751 RSUs to a consultant and 418,958 RSUs to a former employee. The fair value of the RSUs at the grant date were approximately $11,250 and $40,000 respectfully. Expense from RSUs granted are estimated using the Black-Scholes option-pricing model. See Valuation assumptions above.

9. COMMITMENTS & CONTINGENCIES

Office space leases
The Company rents office space in Vancouver, BC for a five-year term, commencing September 2008 (which has been subleased, refer to “Contractual obligations”), office space in Hawthorne, Nevada for a one-year term, and office space in Carson City, Nevada for a three-year term. The following are the remaining rental lease commitments in relation to the office leases:

December 31,
Fiscal Year
2013	$29,711
2014	68,362
2015	9,619
Total	$107,692

Royalty holder litigation
On January 31, 2012, the Company was served with a complaint alleging breach of contract that was filed in the First Judicial District Court for the State of Nevada in Carson City by the following Borealis royalty holders: Cavell Trust, Hardrock Mining Company and John W. Whitney (“Royalty Holders”). The Royalty Holders allege that monthly “advance royalties” which have been paid by the Company are not recoverable from ongoing production royalties and are payable during the duration of the mining lease. The Company has deducted previously paid “advance royalties” from production royalties payable under the Borealis mining lease agreement. At December 31, 2012, the Company had deducted $716,616 of previously paid advance royalties from royalties due the Royalty Holders, and has deposited said amount into a trust account. The value of the trust account is not reported in the Consolidated Balance Sheet.

Gold and silver supply agreement
On April 18, 2012, in connection with the Credit Facility, the Company entered into the Gold and Silver Supply Agreement to sell refined gold and silver to Waterton. This agreement is in effect from closing date of the Credit Facility until operations on the Borealis property cease. The sales price for refined gold and silver is based upon the market price for each respective metal. The obligation of the Company to sell gold and silver to Waterton pursuant to the Gold and Silver Supply Agreement is independent of the Credit Agreement, and will remain in effect for the term set forth in the Gold and Silver Supply Agreement.

10. SUBSEQUENT EVENTS

Waterton Global Value LP – Senior Credit Facility – See Note 7 (Long Term Debt).
Joint Venture with Waterton Global Value L.P. – See Note 7 (Long Term Debt).

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

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates
Certain of the technical reports, the preliminary assessment and the pre-feasibility study referenced in this annual report use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada with our primary trading market in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained metal” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Overview

Business Objectives
Gryphon Gold holds a 40% joint venture interest in the gold producing Borealis Property through its 40% ownership of Borealis Mining Company LLC (“Borealis”), which is located in Nevada’s Walker Lane Gold Belt. The Company and its joint venture partner Waterton Global Value L.P. are expanding the Borealis Property production capacity and advancing the development of the oxide heap leachable gold and silver historically identified that includes both pre-processed and unprocessed ore. Gryphon Gold also plans to further expand and develop the significant sulphide resource available through exploration, metallurgical design and sulphide project permitting and development. The Borealis Property contains unpatented mining claims (including claims leased to Borealis) of approximately 20 acres each, totaling about 15,020 acres, which has successful past production.

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

During the third quarter of fiscal year 2013, construction of Phase 1B heap leach pad was completed and placed in service at the beginning of the fourth quarter. This construction expanded our leach pad capacity to approximately 6 million tons and included a larger crushing system. This expansion allows for increased production and will include mining minerals from legacy heap leach pads as well as from the East Ridge and North-east Ridge pits.

At the end of the third quarter of fiscal year 2013, gold production was suspended due to the failure of the boiler in the ADR facility. The Company secured a replacement boiler, which was operational at the end of January 2013. Due to the boiler’s reduced functionality and ultimate failure, production at the end of the third and beginning of fourth quarters were reduced.

The initial mine plan is estimated at six years. In year seven, reclamation is expected to begin by rinsing the heap leach pad material. Expansion of the mine life past the initial six-year estimate is dependent on the expansion of current mineralization or the discovery of additional mineralization through further exploration drilling on the property.

For a complete history of our Borealis Property, please see our 10-K for the fiscal year ended March 31, 2012 filed with the SEC.

Recent Financing Transactions

Waterton Global Value LP – Senior Credit Facility
On April 18, 2012, the Company entered into a Senior Secured Gold Stream Credit Agreement (“Credit Facility”) with Waterton Global Value, LP (“Waterton”). The Credit Facility provided for a $15 million non-revolving working capital facility. $15 million was advanced to the Company on April 19, 2012.

As part of the transaction, the Company entered into a gold and silver sale agreement (“Gold and Silver Supply Agreement”) with Waterton (see Note 9).

The Credit Facility bears interest at a rate of 5% per annum and initially required monthly interest-only payments due on the last business day of each month beginning October 31, 2012 in addition to monthly principal payments of $1.25 million (“Monthly Repayment Figure”) for 12 consecutive months beginning May 31, 2013. On each repayment date, the Company is required to deposit gold to Waterton’s gold account or, if requested by Waterton, pay in cash the required payment amount. Payments made in gold are calculated as follows: (i) the monthly repayment amount divided by (ii) the product of: the spot price multiplied by 0.80; where the spot price is equal to the settlement per ounce price of gold on the London Bullion Market Association, PM Fix (Bloomberg: GoldLNPM Index) (“LBMA”) on the business day immediately preceding such repayment date.

The Company paid Waterton a non-refundable structuring fee equal to 1% of the drawdown amount on April 18, 2012 and issued Lender 14,062,500 Series T Warrants, exercisable to acquire shares of common stock at a price of C$0.16 per share until April 18, 2015. The debt offering costs in connection with the Credit Facility totaled $585,091, and are being amortized over the life of the Credit Facility.

On September 24, 2012, the Company and its then wholly owned subsidiary, Borealis Mining Company, entered into an amendment agreement (“First Amendment Agreement”) to the Credit Facility with Waterton to increase Waterton’s commitment amount under the Credit Facility by $5 million (“Facility Increase”), bringing the aggregate borrowings under the Credit Facility from $15 million to $20 million.

Pursuant to the terms of the First Amendment Agreement, amounts drawn down from the Credit Facility were repayable in monthly payments beginning in December 2012 and ending in November 2014, with initial payments being approximately $50,000 per month and increasing to approximately $900,000 per month in March 2013 through to the end of the term in November 2014. The specific repayment mechanics applicable to any principal amount outstanding under the Credit Facility remained unchanged. The Company paid Waterton a non-refundable structuring fee of $105,000 upon receipt of the Facility Increase, and the Company and Waterton agreed to amend the terms of the existing Gold and Silver Supply Agreement to permit Waterton to purchase all of the Company’s production at a 3% discount to prevailing spot prices. The amended debt offering costs in connection with the Credit Facility totaled $705,649, of which $37,921 was charged to expense and the remaining $667,728 are being amortized over the life of the Credit Facility.

In connection with the Joint Venture with Waterton (see below), the Company, Borealis Mining Company LLC and Waterton entered into a third amendment to the Credit Facility (“Third Amendment” and together with the Credit Facility, as amended, “Amended Facility”), dated January 30, 2013. Under the Amended Facility, the principal balance of the loan thereunder was reduced to $6,650,000, and is being repaid in monthly installments, commencing on January 31, 2013, and ending on November 30, 2014. The Company may meet the monthly payment obligations under the Amended Facility by tendering payments in cash, gold or units of Borealis (see below). The reduction of the amount outstanding under the Amended Facility will reduce the Company’s monthly debt payments to Waterton from $1.4 million, by approximately $1.0 million, to $0.4 million.

The Amended Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include unaudited quarterly financial statements, annual audited financial statements, proxy statements, and any material reports. Within 10 days after the end of each calendar month, the Company is required to submit to Waterton a written report concerning its business and activities. Pursuant to a series of guarantees, security agreements, deed of trust, and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company and the Company’s assets.

The fair value of the warrants issued to note holders and brokers pursuant to the Credit Facility was, at the time of issuance $1,039,566, which was calculated using Black-Scholes model with a risk free interest rate of 0.40%, volatility of 87.35%, expected term of 1,095 days, and an exercise and market price of C$0.16 per share. This relative fair value resulted in a discount to the notes payable and is amortized over the life of the note.

Caterpillar Financial Services Corporation
On December 6, 2012, the Company entered into a financing arrangement with Caterpillar Financial Services Corporation (“Cat Financial”) for $5,601,746. The funding provided for the purchase of three pieces of heavy equipment: one loader and two off-highway trucks, which were delivered to the mine site at the end of December 2012. The loan is amortized over 48 months and accrues interest at a 2.9% rate. Payments consist of a down payment of $560,000 followed by four consecutive monthly payments of $298,019, with remaining monthly payments of $97,845. During the nine months ended December 31, 2012, the Company paid $546,462 in principal, leaving an aggregate balance due of $5,055,284.

Joint Venture with Waterton Global Value L.P.
On January 30, 2013, the Company converted Borealis Mining Company, a wholly owned subsidiary of the Company (“BMC”) from a Nevada corporation into a Nevada limited liability company (as converted, “Borealis”). Shortly thereafter, the Company entered into a Contribution Agreement (“Contribution Agreement”) with Waterton and Borealis Holdings LLC (“Holdings” and together with Waterton (“Waterton Entities”), a Nevada limited liability company and an affiliate of Waterton, dated January 30, 2013, whereby the Company assigned 6,000,000 units of Class A membership interest, or 60% of the equity ownership, of Borealis (the “Sale”) to Holdings in consideration for Waterton forgiving $17 million, or approximately two-thirds, of the total amount owed by the Company under the Credit Facility (prior to the Third Amendment). Accordingly, the Company classified the current portion of its long term debt to Waterton as non-current at December 31, 2012, as it will not be satisfied in a cash transaction. In connection with the Contribution Agreement, the Company provided standard representations and warranties to Waterton, as well as a right to indemnification for a breach of such representations and warranties.

In connection with the Sale, Borealis, the Company and Holdings entered into an Amended and Restated Limited Liability Company Agreement dated January 30, 2013 (“LLC Agreement”) that governs the operations of Borealis and the financial obligations of Holdings and the Company. The Company is responsible for the payment of (i) an initial $4 million capital contribution (the “Initial Capital Contribution”), and (ii) 40% of all future capital contributions, including 40% of a contemplated $4 million capital contribution (or $1.6 million) expected to be called by the board of managers for Borealis in February or March of 2013 (“Proposed Capital Contribution”). The Waterton Entities have indicated that they will advance up to $5.6 million to Borealis (consisting of the Initial Capital Contribution and the Proposed Capital Contribution) on behalf of the Company, with $3 million already having been advanced by the Waterton Entities to the Company, which will be repaid, with interest at escalating rates, within six months. Ongoing capital contributions will be determined by the board of managers of Borealis, and will be paid by both parties equal to their respective ownership interest in Borealis. If one party fails to meet a financial obligation, it will be subject to dilution in its ownership interest in Borealis. In addition, if the interest of the Company in Borealis is reduced to 10% or less, it will be converted into a net profit interest of 3.5% . The board of managers of Borealis will consist initially of three board members appointed by the Waterton Entities and two board members appointed by the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial date for the three-month periods indicated:

	Three months ended
	December 31,
	2012	2011	$ Change	% Change

Net Sales	$3,215,242	$931,794	$2,283,448	245.1%
Cost of sales and other direct production costs	3,547,914	930,399	2,617,515	281.3%
Depreciation	264,648	41,498	223,150	537.7%
Gross profit	(597,320)	(40,103)	(557,217)	1389.5%

Operating expenses:
Exploration (refund)	15,111	(26,394)	41,505	-157.3%
Salaries and consulting fees	231,246	364,297	(133,051)	-36.5%
General and administrative	180,705	152,554	28,151	18.5%
Legal and audit	108,438	62,202	46,236	74.3%
Travel and accommodation	26,300	66,328	(40,028)	-60.3%
Depreciation	7,143	17,714	(10,571)	-59.7%
Write down of mining property	-	-	-	-
Loss (gain) on disposal of equipment	3,347	-	3,347	-
Asset retirement obligation accretion	81,095	10,284	70,811	688.6%
	653,385	646,985	6,400	1.0%

Loss from operations	(1,250,705)	(687,088)	(563,617)	-82.0%

Other (income) expense:
Loss (gain) on foreign exchange	(1,146)	94,653	(95,799)	-101.2%
Loss (gain) on warrant derivative liability	(9,288)	-	(9,288)	-
Interest income	(122)	(7,926)	7,804	98.5%
Interest expense, net of capitalized interest	512,428	381,212	131,216	34.4%

Net loss	$(1,752,577)	$(1,155,027)	$(597,550)	-51.7%

Net Sales
The increase in net sales for 2012 is primarily due to the processing of loaded carbon and the sale of doré. The Company began sales of loaded carbon in its third quarter of fiscal year 2012, and began sales of doré in the first quarter of fiscal year 2013.

Cost of Sales
The cost of sales for 2012 was driven by production costs ($3,382,340) related to the production of loaded carbon and doré, depreciation ($264,648) and royalty fees ($165,574). Production began in the third quarter of fiscal year 2012.

Operating expenses
Exploration. Exploration expense was $15,111 in 2012, compared to ($26,394) in 2011. The increase in exploration costs of $41,505 for 2012 was primarily due to a refund of $63,920 from the Bureau of Land Management for claim maintenance fees offset by a $22,415 decrease in expense due to the Company’s focus on production of doré, which began in the first quarter of fiscal year 2013.

Salaries and consulting fees. Salaries and consulting fees was $231,246 in 2012, compared to $364,297 in 2011. The decrease in 2012 was primarily due to the reduction of need for additional consultants once the Company moved from the exploration to production phase.

General and administrative. General and administrative expense was $180,705 in 2012, compared to $152,554 in 2011. The increase in 2012 was primarily due to additional public relations fees of approximately $18,500 and rental expense related to the Carson City office of approximately $9,650.

Legal and audit. Legal and audit fees was $108,438 in 2012, compared to $62,202 in 2011. The increase in legal and audit fees for 2012 is primarily due to an increase in legal fees related to royalty litigation and the SEC form S-1 registration of securities as well as increased audit fees related to increased reporting requirements for production as opposed to exploration.

Travel and accommodation. Travel and accommodation expense was $26,300 in 2012, compared to $66,328 in 2011. The decrease is due to the decreased demand of travel for management.

Depreciation. Depreciation expense was $7,143 in 2012, compared to $17,714 in 2011. The decrease in depreciation expense for 2012 was primarily due to property, plant and equipment becoming fully depreciated.

Asset retirement obligation accretion (ARO). ARO expense was $81,095 in 2012, compared to $10,284 in 2011. The increase in 2012 is due to the addition of the Phase 1B leach pad.

Other income (expense)
Foreign exchange. Foreign exchange expense was ($1,146) in 2012, compared to $94,653. The decrease in 2012 is primarily due to the decreased activity in our Canadian accounts offset by increased activity in our functional currency.

Warrant derivative. The Company recognized a gain of $9,288 in 2012 due to the change in the liability of warrants issued in Canadian currency. The Company issued warrants in the first quarter of fiscal year 2013.

Interest expense. Interest expense was $512,428 in 2012, compared to $381,212 in 2011. This increase in 2012 is primarily is due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty liability and the Credit Facility.

NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial date for the nine-month periods indicated:

	Nine months ended
	December 31,
	2012	2011	$ Change	% Change

Net Sales	$12,608,898	$931,794	$11,677,104	1253.2%
Cost of sales and other direct production costs	11,576,597	930,219	10,646,378	1144.5%
Depreciation	1,022,683	41,678	981,005	2353.8%
Gross profit	9,618	(40,103)	49,722	-124.0%

Operating expenses:
Exploration	43,313	68,860	(25,547)	-37.1%
Salaries and consulting fees	757,124	836,465	(79,341)	-9.5%
General and administrative	552,260	527,164	25,096	4.8%
Legal and audit	483,449	203,202	280,247	137.9%
Travel and accommodation	91,864	159,589	(67,725)	-42.4%
Depreciation	20,616	35,176	(14,560)	-41.4%
Write down of mining property	11,003	-	11,003	-
Loss (gain) on disposal of equipment	2,917	-	2,917	-
Asset retirement obligation accretion	189,817	27,280	162,537	595.8%
	2,152,363	1,857,736	294,627	15.9%

Loss from operations	(2,142,745)	(1,897,839)	(244,905)	-12.9%

Other (income) expense:
Loss (gain) on foreign exchange	49,718	189,449	(139,731)	-73.8%
Loss (gain) on warrant derivative liability	(801,643)	-	(801,643)	-
Interest income	(3,773)	(11,153)	7,380	66.2%
Interest expense, net of capitalized interest	1,809,257	466,814	1,342,443	287.6%

Net loss	$(3,196,304)	$(2,542,949)	$(653,354)	-25.7%

Net Sales
The increase in net sales for 2012 is primarily due to the processing of loaded carbon and the sale of doré. Sales of loaded carbon began in the third quarter of fiscal year 2012, and sales of doré began in the first quarter of fiscal year 2013.

Cost of Sales
The cost of sales for 2012 was driven by production costs ($10,593,755) related to the production of loaded carbon and doré, depreciation ($1,022,683), an impairment of inventory ($323,570) due to changes in precious metal market prices and royalty fees ($659,272).

Operating expenses
Exploration. Exploration expense was $43,313 in 2012, compared to $68,860 in 2011. The decrease in exploration costs of $25,547 for 2012 was primarily due to a $89,467 decrease in expense due to the Company’s focus on production of doré, which began in the first quarter of fiscal year 2013, offset by a refund of $63,920 from the Bureau of Land Management for claim maintenance fees in 2011.

Salaries and consulting fees. Salaries and consulting fees was $757,124 in 2012, compared to $836,465 in 2011. The decrease of $79,341 in 2012 was primarily due to increased staffing, non-stock compensation and director fees, offset by the decrease in consultants once the Company moved from the exploration to production phase.

General and administrative. General and administrative expenses were relatively flat for the period.

Legal and audit. Legal and audit was $483,449 in 2012, compared to $203,202 in 2011. The increase in legal and audit fees for 2012 is primarily due to an increase in legal fees related to royalty litigation and the SEC form S-1 registration of securities, audit fees related to fiscal year 2011 audit, and increased reporting requirements for production as opposed to exploration.

Travel and accommodation. Travel and accommodation expenses was $91,864 in 2012, compared to $159,589 in 2011. The decrease is due to the decreased demand of travel for management.

Depreciation. Depreciation expense was $20,616 in 2012, compared to $35,176 in 2011. The decrease in depreciation expense for 2012 was primarily due to property, plant and equipment becoming fully depreciated in this fiscal year.

Write-down of mining property. During September 2012, Management elected not to renew claims for the Copper Basin property located in Idaho.

Asset retirement obligation accretion (ARO). ARO expense was $189,817 in 2012, compared to $27,280 in 2011. The increase in 2012 is due to the addition of the Phase 1A and 1B leach pad.

Other income (expense)
Foreign exchange. Loss on foreign exchange was $49,718 in 2012, compared to $189,449 in 2011. The decrease in 2012 is primarily due to the decreased activity in our Canadian accounts offset by increased activity in our functional currency.

Warrant derivative. The Company recognized a gain of $801,643 in 2012 due to the change in the liability of warrants issued in Canadian currency. The Company issued warrants in the first quarter of fiscal year 2013.

Interest expense. Interest expense was $1,809,257 in 2012, compared to $466,814 in 2011. This increase in 2012 is primarily due to the interest incurred on the promissory and convertible notes issued to reduce the potential future obligations under the royalty liability and the Credit Facility.

Going Concern
The audit opinion for the Company’s financial statements for the fiscal year ended March 31, 2012 includes a going concern qualification. Management intends to use the profit from the Borealis Project to fund operations but may need to raise additional capital to help fund the operation and further capital expenditures and expansion. No assurance can be given that the Company will be successful in raising additional capital on favourable terms or at all. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to raise additional capital and possible future revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to suspend or cease operations. The Company has an accumulated deficit of $46,268,477 as of December 31, 2012 compared to $43,072,173 as of March 31, 2012 and has cash on hand of $576,038. In addition, at December 31, 2012 the Company had $25,854,578 in long-term debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Financial Condition and Liquidity
At December 31, 2012, our balance of cash was $576,038, compared to $602,343 at December 31, 2011, with negative working capital of $9,027,021. Current assets consisted of $576,038 in cash, $107,777 in accounts receivable, $715,377 in prepaid expenses, $6,113,735 in inventories, and $477,546 in deferred debt issue costs. We had $4,884,010 in accounts payable and accrued liabilities and $12,133,484 in the current portion of the long-term debt.

Operating Activities. Net cash used by operating activities was $3,583,513. This included our net loss during the nine months of $3,196,304, change in liability in warrants of $801,643 and unrealized loss on foreign exchange of $718; off-set by interest paid with debt of $149,229, depreciation of $1,043,299, non-cash compensation of $241,246, ARO accretion of $189,817, amortization of debt offering costs and note payable discount of $980,852, impairment of inventory of $323,570, write down of mining property of $11,003, and net loss on disposal of equipment of $2,917.

Investing activities. Net cash used by investing activities was $4,361,309. This included $901,859 to increase the reclamation bond, $3,460,450 in capital expenditures, offset by $1,000 proceeds from the sale of equipment.

Financing activities. Net cash provided by financing activities was $7,917,799. This included $10,290,035 from the Credit Facility, reduced by $2,271,761 in repayment of borrowings and $100,535 in debt and share issue costs. Cash decreased during the period by $26,305 to $576,038 as of December 31, 2012.

Share capital as of February 14, 2013:
Basic common stock issued and outstanding	194,644,091
Warrants, options and other convertible securities	47,927,515
Fully diluted common stock	242,571,606

Subsequent Events
For a discussion on our current subsequent events, see Note 7 (Long Term Debt) to our unaudited consolidated financial statements included herein.

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

Disclosure Controls and Procedures
At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer/Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer/ Interim Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

During the nine months ended December 31, 2012, Mr. Robert L. Chapman, our Chief Financial Officer resigned, effective as of July 26, 2012. The Company’s Chief Executive Officer, Mr. James T. O’Neil Jr. resumed the role of Interim Chief Financial Officer. Mr. O’Neil currently is performing duties for both principal roles.

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

The Company has not been involved in any new legal proceedings during the three-month period ended December 31, 2012. For more information on past legal proceedings, please see our 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 28, 2012.

Item 1A.	Risk Factors and Uncertainties

Other than as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2012 which was filed with Securities and Exchange Commission on June 28, 2012.

Our ownership of Borealis Mining Company LLC may be reduced
Under the operating agreement (the “Operating Agreement”) governing the operation of Borealis Mining Company LLC (“Borealis”), our ownership in Borealis may be reduced if we fail to make any necessary capital contributions required by the Operating Agreement. In addition, under the Operating Agreement, if we fail to make any necessary capital contributions required by the terms of the Operating Agreement and, after such event, (i) any person or group of persons acting together become the record or beneficial owner(s) of more than 50% of our then outstanding voting equity interests (measured by voting power rather than the number of shares); or (ii) our current directors do not constitute a majority of our Board of Directors, or our current directors and those appointed by our current directors do not constitute a majority of our Board of Directors, our ownership in Borealis may be reduced. Any reduction in our ownership of Borealis will result in a reduction of our assets, will likely result in a reduction in shareholders’ equity and in decreased revenue and income and, as a result, a decrease in our profits and share price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2012, all transactions in which we offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended were reported on current reports on Form 8-K.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Sections 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) is included in Exhibit 95 of this Quarterly Report on Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of James T. O’Neil Jr., Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James T. O’Neil Jr., Interim Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of James T. O’Neil Jr., Chief Executive Officer and Principal Executive Officer, pursuant to 18 U.S.C. 1350.
Exhibit 32.2	Certification of James T. O’Neil Jr., Interim Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.
Exhibit 10.1*	First Amendment Agreement to Senior Secured Gold Stream Credit Agreement dated September 24, 2012.
Exhibit 95	Mine Safety Disclosures

*	Previously filed and incorporated by reference.

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

Date: February 14, 2013